Form 10QSB
period 1995-09-30
CUTCO INDUSTRIES INC
filed 1995-11-14
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended September 30, 1995     Commission file number 0-5223



                              CUTCO INDUSTRIES, INC.
       -----------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



                       New York                              11-1771806
       -----------------------------------------------------------------------
              (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)              Identification No.)



         125 South Service Road, Jericho, New York                 11753
        -----------------------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)



       Registrant's telephone number, including area code   (516) 334-8400
                                                          --------------------

       -----------------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report.


          * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
       days.                                         Yes    X        No
                                                          -----          -----

       Number of common shares outstanding at November 10, 1995 is 780,625
       Transitional Small Business Disclosure:   Yes           No    X
                                                      -----        -----






                                CUTCO INDUSTRIES, INC.

                                      FORM 10-QSB

                                         INDEX



                                                                Page

       PART I -  FINANCIAL INFORMATION

            Item 1.  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets -
            September 30, 1995 and June 30, 1995                1-2

            Consolidated Condensed Statements of Operations -
            Three Months Ended September 30, 1995 and 1994        3

            Consolidated Condensed Statement of Shareholders'
            Equity - Three Months Ended September 30, 1995        4

            Consolidated Condensed Statements of Cash Flows -
            Three Months Ended September 30, 1995 and 1994        5

            Notes to Unaudited Consolidated Condensed
            Financial Statements                                  6

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       7-8


       PART II - OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K             9


       SIGNATURES                                                10


                                 PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)
                                             September 30,     June 30,
                                                 1995           1995
                                             --------------  ------------

  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                   $778,453      $1,096,793
     Marketable securities                        266,411         267,586
     Notes and accounts receivable, net           599,837         545,588
     Merchandise inventory                        612,500         537,896
     Prepaid and refundable income taxes           72,145          94,858
     Deferred income taxes, net                   135,000         135,000
     Prepaid expenses and miscellaneous
        receivables                                67,761          84,358
                                             -------------   -------------
        TOTAL CURRENT ASSETS                    2,532,107       2,762,079
                                             -------------   -------------
  PROPERTY, PLANT AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          2,677,387       2,609,826
     Leasehold improvements                       204,976         184,976
                                             -------------   -------------
                                                2,882,363       2,794,802
     Less accumulated depreciation
        and amortization                        1,406,973       1,338,702
                                             -------------   -------------
                                                1,475,390       1,456,100
                                             -------------   -------------
  OTHER ASSETS
     Notes receivable, noncurrent                 274,534         329,763
     Deferred charges and other                   531,235         520,276
     Deposits                                     129,437         123,567
                                             -------------   -------------
                                                  935,206         973,606
                                             -------------   -------------
                                               $4,942,703      $5,191,785
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
  (UNAUDITED)
                                             September 30,     June 30,
                                                 1995            1995
                                             -------------   -------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Accounts payable and accrued
        expenses                                 $970,317        $997,170
     Current portion of long-term debt             79,743          78,996
     Accrued and withheld taxes,
        other than income taxes                   167,157         204,167
     Income taxes payable                           8,034          31,276
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES               1,225,251       1,311,609


  LONG-TERM DEBT                                  218,484         219,724

  DEPOSITS PAYABLE                                 64,863          64,860

  DEFERRED FRANCHISE FEE REVENUE, NET             190,477         232,462

  DEFERRED INCOME TAXES                           152,000         152,000
                                             -------------   -------------
        TOTAL LIABILITIES                       1,851,075       1,980,655
                                             -------------   -------------

  SHAREHOLDERS' EQUITY
     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          2,199,599       2,319,101
                                             -------------   -------------
                                                6,573,220       6,692,722
     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              3,091,628       3,211,130
                                             -------------   -------------
                                               $4,942,703      $5,191,785
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                                       Three Months Ended
                                                                         September 30,
                                                                      1995          1994
                                                                   -----------   -----------


  Revenues:
     Owned retail stores                                           $2,541,315    $2,565,529
     Sales of equipment and products                                   58,726        60,879
     Royalties and service fees                                       631,621       615,943
     Franchise fee income                                              61,986        42,615
     Interest and dividend income                                      23,837        30,371
     Other income, net                                                 17,283        15,223
     Loss on sale or abandonment of fixed assets, net                 (45,248)      (12,934)
                                                                   -----------   -----------
                                                                    3,289,520     3,317,626
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            2,453,109     2,455,635
     Costs of equipment and products sold                              50,382        39,615
     Depreciation and amortization                                    146,605       140,664
     Selling, general and administrative expenses                     741,256       786,533
     Interest expense                                                  10,018         7,628
                                                                   -----------   -----------
                                                                    3,401,370     3,430,075
                                                                   -----------   -----------
  Loss before income taxes (benefit)                                 (111,850)     (112,449)
  Income taxes (benefit)                                                7,652       (28,273)
                                                                   -----------   -----------
  Net loss                                                          ($119,502)     ($84,176)
                                                                   ===========   ===========

  Loss per common share                                                ($0.15)       ($0.11)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========




  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 1995



                            Common Stock     Additional            Treasury Stock
                            ------------     Paid-In    Retained   --------------
                         Shares    Amount    Capital    Earnings   Shares     Amount           Total
                         --------- --------  ---------- ---------- ---------- -------------   -------------
Balance at July 1, 1995  1,883,706 $188,371  $4,185,250 $2,319,101 1,103,081  ($3,481,592)     $3,211,130
Net loss                                                  (119,502)                              (119,502)
                         --------- --------- ---------- ---------- ---------- -------------   -------------
Balance at September 30,
1995 (Unaudited)         1,883,706 $188,371  $4,185,250 $2,199,599 1,103,081  ($3,481,592)     $3,091,628
                         ========= ========= ========== ========== ========== =============   =============

  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                -----------------------------
                                                                                    1995            1994
                                                                                -------------   -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($119,502)       ($84,176)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                               146,605         140,664
         Provision for doubtful accounts and notes receivable                         30,000          30,000
         Loss on sale and abandonment of property, plant,
           and equipment                                                              45,248          12,934
         Changes in operating assets and liabilities, net of acquisition effect
           (Increase) decrease in:
             Notes and accounts receivable                                           (78,980)        (45,117)
             Merchandise inventory                                                   (74,604)        (51,468)
             Prepaid and refundable income taxes                                      22,713          (3,630)
             Prepaid expenses and miscellaneous receivables                           16,597           7,024
             Deposits                                                                 (5,870)             55
             Deferred charges and other                                                 (650)        (12,604)
           Increase (decrease) in:
             Accounts payable and accrued expenses                                   (26,853)        (72,816)
             Accrued and withheld taxes, other than income taxes                     (37,010)        (30,819)
             Income taxes payable                                                    (23,242)        (33,966)
             Deposits payable                                                              3             795
             Deferred franchise fee revenue, net                                     (41,985)        (39,904)
                                                                                -------------   -------------
     Net cash used in operating activities                                          (147,530)       (183,028)
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property, plant and equipment                                   (138,112)       (200,315)
       Decrease in marketable securities                                               1,175           5,181
       Proceeds from sale of property, plant, and equipment                            1,620
       Payment for salon acquired                                                    (15,000)
                                                                                -------------   -------------
     Net cash used in investing activities                                          (150,317)       (195,134)
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (20,493)        (16,699)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (20,493)        (16,699)
                                                                                -------------   -------------
     Net decrease in cash and cash equivalents                                      (318,340)       (394,861)
     Cash and cash equivalents at beginning of year                                1,096,793         691,579
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                     $778,453        $296,718
                                                                                =============   =============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                       $5,276          $7,679
       Income taxes                                                                   $4,150         $10,188
     Non cash investing and financing activities:
       Notes payable in connection with acquisition of salon                         $20,000
       Notes and accounts receivable forgiven in connection
          with acquisition of salon                                                  $49,960

  See notes to unaudited consolidated condensed financial statements.
                                                 -5-




                           CutCo Industries, Inc.

       Notes to Unaudited Consolidated Condensed Financial Statements

                             September 30, 1995



        Note 1 - Financial Statements

             The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1995 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.



    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

             Three Months Ended September 30, 1995

             Liquidity and Capital Resources:

             Cash and cash equivalents were $778,453 at September 30, 1995, as compared to $296,718 at September 30, 1994. Additionally, at September 30, 1995, the Company had $266,411 of marketable securities, as compared to $868,726 at September 30, 1994. The Company had a current ratio of
             2.07 at September 30, 1995, as compared to 2.11 at June 30, 1995, and 2.47 at September 30, 1994.

             At September 30, 1995, commitments for capital expenditures and other investments did not exceed $200,000, which commitments were for acquisition or construction of salons, salon refurbishing, and other investments. The Company believes its working capital is adequate to support its operations for at least the next twelve months.


             Results of Operations:

             Revenues from Company-owned hair salon operations decreased by .9% ($24,214) in the three month period ended September 30, 1995. Comparable store sales operating throughout each of the three month periods ended September 30, 1995 and 1994 declined by 5.3%. As of September 30, 1995, there were 51 Company-owned salons, compared to 51 at September 30, 1994.

             During the three month period ended September 30, 1995, the Company acquired one salon from a licensee, opened two salons, and closed five salons. Management will continue to close existing salons that do not meet its cash flow criteria.

             Direct costs of Company-owned hair care salons decreased by .1% ($2,526) in the three month period ended September 30, 1995, as compared to the same period in 1994. Advertising and occupancy costs increased as a percent of sales in 1995 as compared to the same period last year.

             Sales of equipment and products declined by $2,153 in the three month period ended September 30, 1995 as compared to the same period in 1994. Correspondingly, cost of equipment and products sold declined by $10,767 reflecting lower margins. The decrease in sales is due in part to the decreased number of franchised salons.


             Consolidated royalties and service fees increased by 2.5% ($15,678) in the three month period ended September 30, 1995, as compared to the same period in 1994. The increase is due to the recording of royalties from franchisees previously deemed uncollectible. The Company does not expect this trend to continue. The number of hair salon franchised outlets at September 30, 1995 was 299, as compared to 319 at September 30, 1994.

             Franchise fee income increased in the three month period ended September 30, 1995 by $19,371 as compared to the same period in 1994. Franchise fee income increased because the Company recorded a franchise fee from the opening of a salon by a new licensee.

             The number of franchised salons has been steadily decreasing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise revenues and revenues from sales of equipment and products will continue for as long as the downward trend in the number of franchise salons continues, despite the increases in the three month period ended September 30, 1995.

             Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

             Interest and dividend income in the three month period ended September 30, 1995 decreased by $6,534 due to a decline in the amount of invested assets.

             Selling, general, and administrative expenses decreased by 5.8% ($45,277) in the three month period ended September 30, 1995, as compared to the same period in 1994. The decrease in 1995 is due in part to lower payroll costs.

             The effective income tax benefit was 25.1% in the three month period ended September 30, 1994. In 1995 the Company was not able to utilize for federal income tax purposes its operating losses. Additionally, since the Company files separate subsidiary state income tax returns, versus consolidated returns, it was not able to offset certain subsidiary losses against other subsidiary income in the 1995 and 1994 periods.






        Part II - Other Information




    Item 6.  Exhibits and Reports on Form 8-K

             a)  Not Applicable.

             b)  None.



                    CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



       Pursuant  to the requirements of the Exchange Act, the  Registrant caused this report to be signed on its behalf by the  undersigned,

       thereunto duly authorized.


                                     CUTCO INDUSTRIES, INC.

                                     (Registrant)


                                     s/DON vonLIEBERMANN
                                     ____________________________________
                                             DON vonLIEBERMANN
                                                 President

                                     s/MICHAEL KRAMER
                                     ____________________________________
                                               MICHAEL KRAMER
                                            Principal Financial &
                                          Chief Accounting Officer




        Date: November 13, 1995