Form 10QSB
period 1995-12-31
CUTCO INDUSTRIES INC
filed 1996-02-15
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549



                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended December 31, 1995      Commission file number 0-5223



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
          Former name, former address and former fiscal year, if changed since last report.


          * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
       days.                                         Yes    X        No
                                                          -----          -----
           Transitional Small Business Disclosure:   Yes           No    X
                                                      -----        -----



                                CUTCO INDUSTRIES, INC.

                                      FORM 10-QSB

                                         INDEX



                                                                            Page

       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     December 31, 1995 and June 30, 1995                     1-2

                     Consolidated Condensed Statements of Operations -
                     Six and Three Months Ended December 31, 1995 and
                     1994                                                    3-4

                     Consolidated Condensed Statement of Shareholders'
                     Equity - Six Months Ended December 31, 1995               5

                     Consolidated Condensed Statements of Cash Flows -
                     Six Months Ended December 31, 1995 and 1994               6

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                      7

                 Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               8-9


       PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K                    10


       SIGNATURES                                                             11



                                 PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
      (UNAUDITED)

                                             December 31,      June 30,
                                                 1995            1995
                                             -------------   -------------

  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                   $876,607      $1,096,793
     Marketable securities                        270,241         267,586
     Notes and accounts receivable, net           437,897         545,588
     Merchandise inventory                        500,666         537,896
     Prepaid and refundable income taxes           70,518          94,858
     Deferred income taxes, net                   135,000         135,000
     Prepaid expenses and miscellaneous
        receivables                                47,024          84,358
                                             -------------   -------------

        TOTAL CURRENT ASSETS                    2,337,953       2,762,079
                                             -------------   -------------

  PROPERTY, PLANT AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          2,544,473       2,609,826
     Leasehold improvements                       170,730         184,976
                                             -------------   -------------
                                                2,715,203       2,794,802

     Less accumulated depreciation
        and amortization                        1,367,532       1,338,702
                                             -------------   -------------
                                                1,347,671       1,456,100
                                             -------------   -------------
  OTHER ASSETS
     Notes receivable, noncurrent                 286,020         329,763
     Deferred charges and other                   491,702         520,276
     Deposits                                     128,812         123,567
                                             -------------   -------------
                                                  906,534         973,606
                                             -------------   -------------
                                               $4,592,158      $5,191,785
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued

                                             December 31,      June 30,
                                                 1995            1995
                                             -------------   -------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable and accrued
        expenses                               $1,009,603        $997,170
     Current portion of long-term debt             77,262          78,996
     Accrued and withheld taxes,
        other than income taxes                    85,748         204,167
     Income taxes payable                          12,869          31,276
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES               1,185,482       1,311,609


  LONG-TERM DEBT                                  201,242         219,724
  DEPOSITS PAYABLE                                 67,380          64,860
  DEFERRED FRANCHISE FEE REVENUE, NET             130,597         232,462
  DEFERRED INCOME TAXES                           152,000         152,000
                                             -------------   -------------
        TOTAL LIABILITIES                       1,736,701       1,980,655
                                             -------------   -------------



  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          1,963,428       2,319,101
                                             -------------   -------------
                                                6,337,049       6,692,722
     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              2,855,457       3,211,130
                                             -------------   -------------
                                               $4,592,158      $5,191,785
                                             =============   =============

  See notes to unaudited consolidated condensed financial statements.

    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)

                                                                       Six Months Ended
                                                                         December 31,
                                                                      1995          1994

                                                                   -----------   -----------
  Revenues:
     Owned retail stores                                           $4,956,817    $5,252,534
     Sales of equipment and products                                  111,248       111,796
     Royalties and service fees                                     1,049,769     1,168,464
     Franchise fee income                                             121,865        98,469
     Interest and dividend income                                      45,243        61,612
     Other income, net                                                 30,073        35,796
     Loss on sale or abandonment of fixed assets, net                (106,662)      (55,934)
                                                                   -----------   -----------
                                                                    6,208,353     6,672,737
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            4,729,637     5,064,668
     Costs of equipment and products sold                              92,160        70,807
     Depreciation and amortization                                    294,341       286,093
     Selling, general and administrative expenses                   1,413,538     1,548,488
     Interest expense                                                  19,397        16,011
                                                                   -----------   -----------
                                                                    6,549,073     6,986,067
                                                                   -----------   -----------
  Loss before income taxes (benefit)                                 (340,720)     (313,330)

  Income taxes (benefit)                                               14,953       (24,807)
                                                                   -----------   -----------
  Net loss                                                           (355,673)     (288,523)
                                                                   ===========   ===========




  Loss per common share                                                ($0.46)       ($0.37)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========

  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                       Three Months Ended
                                                                         December 31,
                                                                      1995          1994

  Revenues:                                                        -----------   -----------
     Owned retail stores                                           $2,415,502    $2,687,005
     Sales of equipment and products                                   52,522        50,917
     Royalties and service fees                                       418,148       552,521
     Franchise fee income                                              59,879        55,854
     Interest and dividend income                                      21,406        31,241
     Other income, net                                                 12,790        20,573
     Loss on sale or abandonment of fixed assets, net                 (61,414)      (43,000)
                                                                   -----------   -----------
                                                                    2,918,833     3,355,111
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            2,276,528     2,609,033
     Costs of equipment and products sold                              41,778        31,192
     Depreciation and amortization                                    147,736       145,429
     Selling, general and administrative expenses                     672,282       761,955
     Interest expense                                                   9,379         8,383
                                                                   -----------   -----------
                                                                    3,147,703     3,555,992
                                                                   -----------   -----------


  Loss before income taxes                                           (228,870)     (200,881)
  Income taxes                                                          7,301         3,466
                                                                   -----------   -----------
  Net loss                                                          ($236,171)    ($204,347)
                                                                   ===========   ===========

  Loss per common share                                                ($0.30)       ($0.26)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========

  See notes to unaudited consolidated condensed financial statements.

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
  SIX MONTHS ENDED DECEMBER 31, 1995



                                Common Stock             Additional                             Treasury Stock
                            Shares          Amount          Capital        Earnings         Shares          Amount          Total
                         -------------   -------------   -------------   -------------   -------------   -------------  ------------

  Balance at July 1, 1995 1,883,706        $188,371      $4,185,250      $2,319,101       1,103,081     ($3,481,592)    $3,211,130

  Net loss                                                                 (355,673)                                      (355,673)

                       -------------   -------------   -------------   -------------   -------------   -------------  -------------
  Balance at December 31,
   1995 (Unaudited)       1,883,706        $188,371      $4,185,250      $1,963,428       1,103,081     ($3,481,592)    $2,855,457
                       =============   =============   =============   =============   =============   =============  =============
  See notes to unaudited consolidated condensed financial statements.
                                                -5-

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                                                     Six Months Ended
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                           December 31,
                                                                                -----------------------------
                                                                                    1995            1994
                                                                                -------------   -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($355,673)      ($288,523)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                               294,341         286,093
         Provision for doubtful accounts and notes receivable                         60,000          25,000
         Loss on sale and abandonment of property, plant,
           and equipment                                                             106,662          55,934
         Changes in operating assets and liabilities, net of acquisition effect
           (Increase) decrease in:

             Notes and accounts receivable                                            76,474          15,052
             Merchandise inventory                                                    22,014         (19,554)
             Prepaid and refundable income taxes                                      24,340         (12,182)
             Prepaid expenses and miscellaneous receivables                           37,334         (15,143)
             Deposits                                                                 (5,245)         (4,905)
             Deferred charges and other                                                3,341          (2,767)
           Increase (decrease) in:
             Accounts payable and accrued expenses                                    12,433          50,220
             Accrued and withheld taxes, other than income taxes                    (118,419)        (90,934)
             Income taxes payable                                                    (18,407)        (33,966)
             Deposits payable                                                          2,520             789
             Deferred franchise fee revenue, net                                    (101,865)        (83,255)
                                                                                -------------   -------------
     Net cash used in operating activities                                            39,850        (118,141)
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property, plant and equipment                                   (216,235)       (286,867)
       Decrease (increase) in marketable securities                                   (2,655)        373,838
       Proceeds from sale of property, plant, and equipment                           14,070
       Payment for salon acquired                                                    (15,000)        (22,000)
                                                                                -------------   -------------
     Net cash used in investing activities                                          (219,820)         64,971
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (40,216)        (33,708)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (40,216)        (33,708)
                                                                                -------------   -------------
     Net decrease in cash and cash equivalents                                      (220,186)        (86,878)
     Cash and cash equivalents at beginning of year                                1,096,793         691,579
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                     $876,607        $604,701
        =============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                      $10,659         $16,050
       Income taxes                                                                   $7,387         $14,383
     Non cash investing and financing activities:
       Notes payable in connection with acquisition of salon                         $20,000         $10,000
       Notes and accounts receivable forgiven in connection
          with acquisition of salon                                                  $49,960

 See notes to unaudited consolidated condensed financial statements.



                                                 -6-



                          CutCo Industries, Inc.

       Notes to Unaudited Consolidated Condensed Financial Statements

                             December 31, 1995





    Note 1 - Financial Statements

             The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1995 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.
                                     -7-



    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations


    Liquidity and Capital Resources:

             Cash and cash equivalents were $876,607 at December 31, 1995, as compared to $604,701 at December 31, 1994. Additionally, at December 31, 1995, the Company had $270,241 of marketable securities, as compared to $500,069 at December 31, 1994. The Company had a current ratio of 1.97 at December 31, 1995, as compared to 2.11 at June 30, 1995, and 2.25 at December 31, 1994.

             At December 31, 1995, commitments for capital expenditures and other investments did not exceed $200,000, which commitments were for acquisition or construction of salons, salon refurbishing, and other investments. The Company believes its working capital is adequate to support its operations for at least the next twelve months.

             Results of Operations:

             Revenues from Company-owned hair salon operations decreased by 5.6% ($295,717) and 10.1% ($271,503), respectively, in the six and three month periods ended December 31, 1995. Comparable store sales operating throughout each of the six and three month periods ended December 31, 1995 and 1994 declined by 5.9% and 6.9%, respectively. As of December 31, 1995, there were 46 Company-owned salons, compared to 56 at December 31, 1994. During the six month period ended
             December 31, 1995, the Company acquired one salon from a licensee, opened three salons, sold two salons and closed nine salons. Management will continue to close existing salons that do not meet its cash flow criteria.

             Direct costs of Company-owned hair care salons decreased by 6.6% ($335,031) and 12.7% ($332,505), respectively, in the six and three month periods ended December 31, 1995, as compared to the same periods in 1994. Advertising and promotion and occupancy costs increased as a percent of sales in 1995 as compared to the same periods last year.

             Sales of equipment and products declined by $548 and increased by $1,605, respectively, in the six and three month periods ended December 31, 1995 as compared to the same periods in 1994. Correspondingly, cost of equipment and products sold increased by $21,353 and $10,586, respectively, reflecting lower margins.
                                      -8-



             Consolidated royalties and service fees decreased by 10.2% ($118,695) and 24.3% ($134,373), respectively, in the six and three month periods ended December 31, 1995, as compared to the same periods in 1994. The decreases are due to a lower average number of franchised units operating and a decrease in comparable store sales. The Company expects the decline in royalties to continue. The number of hair salon franchised outlets at December 31, 1995 was 305, as compared to 309 at December 31, 1994.

             Franchise fee income increased in the six and three month periods ended December 31, 1995 by $23,396 and $4,025, respectively, as compared to the same periods in 1994. Franchise fee income increased primarily due to the recording of a franchise fee from the opening of a salon by a new licensee. Franchise fees related to the New Area
             Development Program will begin to decline as the note payments cease at varying maturities.

             The number of franchised salons has been steadily decreasing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise revenues and revenues from sales of equipment and products will continue for as long as the downward trend in the number of franchise salons continues. Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

             Interest and dividend income in the six and three month periods ended December 31, 1995 decreased by $16,369 and $9,835, respectively, due to a decline in the amount of invested assets.

             Selling, general, and administrative expenses decreased by 8.7% ($134,950) and 11.8% ($89,673), respectively, in the six and three month periods ended December 31, 1995, as compared to the same periods in 1994. The decreases in 1995 are due in part to lower general and administrative payroll costs which will continue throughout the current fiscal year.

             The effective income tax benefit was 7.9% in the six month period ended December 31, 1994. In 1995 the Company was not able to utilize for federal income tax purposes its operating losses. Additionally, since the Company files separate subsidiary state income tax returns, versus consolidated returns, it was not able to offset certain subsidiary losses against other subsidiary income in the 1995 and 1994 periods.
                                      -9-



              Part II - Other Information



    Item 6.  Exhibits and Reports on Form 8-K

             a)  Not Applicable.

             b)  None.
                                        -10-



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





        DATE:   February 13, 1996
                                         -11-