Form 10QSB
period 1996-03-31
CUTCO INDUSTRIES INC
filed 1996-05-14
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended March 31, 1996         Commission file number 0-5223



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

       Number of common shares outstanding at May 9, 1996 is 780,625
       Transitional Small Business Disclosure:   Yes       No    X
                                                     -----     -----



                                CUTCO INDUSTRIES, INC.

                                      FORM 10-QSB

                                         INDEX



                                                                            Page

       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     March 31, 1996 and June 30, 1995                        1-2

                     Consolidated Condensed Statements of Operations -
                     Nine and Three Months Ended March 31, 1996 and
                     1995                                                    3-4

                     Consolidated Condensed Statement of Shareholders'
                     Equity  -  Nine Months Ended March 31, 1996               5

                     Consolidated Condensed Statements of Cash Flows -
                     Nine Months Ended March 31, 1996 and 1995                 6

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                      7

                 Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               8-9


       PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K                    10


       SIGNATURES                                                             11



                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)
                                               March 31,       June 30,
                                                 1996            1995
                                             -------------   -------------

  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                 $1,017,252      $1,096,793
     Marketable securities                        269,962         267,586
     Notes and accounts receivable, net           323,794         545,588
     Merchandise inventory                        461,071         537,896
     Prepaid and refundable income taxes            4,479          94,858
     Deferred income taxes, net                   135,000         135,000
     Prepaid expenses and miscellaneous
        receivables                               115,699          84,358
                                             -------------   -------------

        TOTAL CURRENT ASSETS                    2,327,257       2,762,079
                                             -------------   -------------

  PROPERTY, PLANT AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          2,458,264       2,609,826
     Leasehold improvements                       170,730         184,976
                                             -------------   -------------
                                                2,628,994       2,794,802
     Less accumulated depreciation
        and amortization                        1,430,827       1,338,702
                                             -------------   -------------
                                                1,198,167       1,456,100
                                             -------------   -------------

  OTHER ASSETS

     Notes receivable, noncurrent                 280,489         329,763
     Deferred charges and other                   451,030         520,276
     Deposits                                     127,422         123,567
                                             -------------   -------------
                                                  858,941         973,606
                                             -------------   -------------
                                               $4,384,365      $5,191,785
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

                                 -1-

        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
  (UNAUDITED)
                                               March 31,       June 30,
                                                 1996            1995
                                             -------------   -------------


  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Accounts payable and accrued
        expenses                               $1,023,604        $997,170
     Current portion of long-term debt             58,237          78,996
     Accrued and withheld taxes,
        other than income taxes                    64,845         204,167
     Income taxes payable                          12,432          31,276
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES               1,159,118       1,311,609


  LONG-TERM DEBT                                  188,485         219,724

  DEPOSITS PAYABLE                                 66,462          64,860

  DEFERRED FRANCHISE FEE REVENUE, NET              93,692         232,462

  DEFERRED INCOME TAXES                           152,000         152,000
                                             -------------   -------------
        TOTAL LIABILITIES                       1,659,757       1,980,655
                                             -------------   -------------



  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          1,832,579       2,319,101
                                             -------------   -------------
                                                6,206,200       6,692,722

     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              2,724,608       3,211,130
                                             -------------   -------------
                                               $4,384,365      $5,191,785
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

                                 -2-


        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                      Nine Months Ended
                                                                          March 31,
                                                                      1996          1995
                                                                   -----------   -----------
  Revenues:
     Owned retail stores                                           $7,153,203    $7,932,067
     Sales of equipment and products                                  167,290       152,091
     Royalties and service fees                                     1,439,773     1,651,111
     Franchise fee income                                             168,020       140,069
     Interest and dividend income                                      67,086        85,984
     Other income, net                                                 44,814        69,203
     Loss on sale or abandonment of salons, net                      (160,238)      (77,977)
                                                                   -----------   -----------
                                                                    8,879,948     9,952,548
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            6,757,667     7,559,189
     Costs of equipment and products sold                             123,974        95,748
     Depreciation and amortization                                    429,784       435,137
     Selling, general and administrative expenses                   2,009,485     2,322,251
     Interest expense                                                  24,343        25,396
                                                                   -----------   -----------
                                                                    9,345,253    10,437,721
                                                                   -----------   -----------
  Loss before income taxes (benefit)                                 (465,305)     (485,173)

  Income taxes (benefit)                                               21,217       (19,807)
                                                                   -----------   -----------
  Net loss                                                           (486,522)     (465,366)
                                                                   ===========   ===========




  Loss per common share                                                ($0.62)       ($0.60)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========

                                                      -3-


        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                       Three Months Ended
                                                                           March 31,
                                                                      1996          1995
                                                                  ------------   -----------
  Revenues:
     Owned retail stores                                           $2,196,386    $2,679,533
     Sales of equipment and products                                   56,042        40,295
     Royalties and service fees                                       390,004       482,647
     Franchise fee income                                              46,155        41,600
     Interest and dividend income                                      21,843        24,372
     Other income, net                                                 14,741        33,407
     Loss on sale or abandonment of salons, net                       (53,576)      (22,043)
                                                                   -----------   -----------
                                                                    2,671,595     3,279,811
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            2,028,030     2,494,521
     Costs of equipment and products sold                              31,814        24,941
     Depreciation and amortization                                    135,443       149,044
     Selling, general and administrative expenses                     595,947       773,763
     Interest expense                                                   4,946         9,385
                                                                   -----------   -----------
                                                                    2,796,180     3,451,654
                                                                   -----------   -----------


  Loss before income taxes                                           (124,585)     (171,843)
  Income taxes                                                          6,264         5,000
                                                                   -----------   -----------
  Net loss                                                          ($130,849)    ($176,843)
                                                                   ===========   ===========

  Loss per common share                                                ($0.17)       ($0.23)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========
  See notes to unaudited consolidated condensed financial statements.

                                                -4-



        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
  NINE MONTHS ENDED MARCH 31, 1996



                                   Common Stock         Additional                         Treasury Stock
                                   ------------           Paid-In      Retained            --------------
                              Shares        Amount        Capital      Earnings       Shares        Amount         Total
                           ------------- ------------- ------------- ------------- ------------- ------------- -------------

  Balance at July 1, 1995     1,883,706      $188,371    $4,185,250    $2,319,101     1,103,081   ($3,481,592)   $3,211,130

  Net loss                                                               (486,522)                                 (486,522)

                           ------------- ------------- ------------- ------------- ------------- ------------- -------------
  Balance at March 31,
   1996 (Unaudited)           1,883,706      $188,371    $4,185,250    $1,832,579     1,103,081   ($3,481,592)   $2,724,608
                           ============= ============= ============= ============= ============= ============= =============
  See notes to unaudited consolidated condensed financial statements.
                                       -5-

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                                                     Nine Months Ended
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                            March 31,
                                                                                -----------------------------
                                                                                    1996            1995
                                                                                -------------   -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($486,522)      ($465,366)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                               429,784         435,137
         Provision for doubtful accounts and notes receivable                         90,000          55,000
         Loss on sale and abandonment of salons                                      160,238          77,977
         Changes in operating assets and liabilities, net of effect of acquisition and dispositions
           (Increase) decrease in:
             Notes and accounts receivable                                           190,708          38,127
             Merchandise inventory                                                    67,591         (61,900)
             Prepaid and refundable income taxes                                      90,379          36,607
             Prepaid expenses and miscellaneous receivables                          (31,341)         48,377
             Deposits                                                                 (3,855)          5,169
             Deferred charges and other                                               (2,039)            292
           Increase (decrease) in:
             Accounts payable and accrued expenses                                    26,434          72,097
             Accrued and withheld taxes, other than income taxes                    (139,322)        (83,087)
             Income taxes payable                                                    (18,844)        (33,966)
             Deposits payable                                                          1,602           4,127
             Deferred franchise fee revenue, net                                    (138,770)       (132,355)
                                                                                -------------   -------------
     Net cash used in operating activities                                           236,043          (3,764)
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property, plant and equipment                                   (244,280)       (348,503)
       Decrease (increase) in marketable securities                                   (2,376)        412,740
       Proceeds from sale and abandonment of salons                                   18,070           3,025
       Payment for salon acquired                                                    (15,000)        (22,000)
                                                                                -------------   -------------
     Net cash used in investing activities                                          (243,586)         45,262
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (71,998)        (53,466)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (71,998)        (53,466)
                                                                                -------------   -------------
     Net decrease in cash and cash equivalents                                       (79,541)        (11,968)
     Cash and cash equivalents at beginning of year                                1,096,793         691,579
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                   $1,017,252        $679,611
                                                                                =============   =============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                      $15,180         $25,503
       Income taxes                                                                  $10,783         $21,121
     Non cash investing and financing activities:
       Notes payable in connection with acquisition of salon                         $20,000         $10,000
       Notes and accounts receivable forgiven in connection
          with acquisition of salon                                                  $49,960         $48,000
       Notes and accounts receivable received in connection
          with sale of salons                                                        $59,600
  See notes to unaudited consolidated condensed financial statements.
                                                 -6-


                               CutCo Industries, Inc.

       Notes to Unaudited Consolidated Condensed Financial Statements

                               March 31, 1996




    Note 1 - Financial Statements

             The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated finan-cial statements and footnote as of June 30, 1995 included in the Company's Annual Report on Form 10-
             KSB for the  Company's fiscal year  then  ended.


                                     -7-



    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

             Nine Months Ended March 31, 1996


    Liquidity and Capital Resources:

             Cash and cash equivalents were $1,017,252 at March 31, 1996, as compared to $679,611 at March 31, 1995. Additionally, at March 31, 1996, the Company had $269,962 of marketable securities, as compared to $461,167 at March 31, 1995. The Company had a current ratio of 2.01 at March 31, 1996, as compared to 2.11 at June 30, 1995, and 2.17 at
             March 31, 1995.

             At March 31, 1996, commitments for capital expenditures and other investments did not exceed $200,000, which commitments were for acquisition or construction of salons, salon refurbishing, and other investments. The Company believes its working capital is adequate to support its operations for at least the next twelve months.

             Results of Operations:

             Revenues from Company-owned hair salon operations decreased by 9.8% ($779,000) and 18.0% ($483,000), respectively, in the nine and three month periods ended March 31, 1996. Comparable store sales operating throughout each of the nine and three month periods ended March 31, 1996 and 1995 declined by 4.8% and 4.9%, respectively. As of March 31, 1996, there were 43 Company-owned salons, compared to 53 at March 31, 1995. During the nine month period ended March 31, 1996, the Company acquired one salon from a licensee, opened four salons, sold three salons and closed twelve salons. Management will continue to close existing salons that do not meet its cash flow criteria.

             Direct costs of Company-owned hair care salons decreased by 10.6% ($802,000) and 18.7% ($466,000), respectively, in the nine and three month periods ended March 31, 1996, as compared to the same periods in 1995. Payroll, advertising and promotion and occupancy costs increased as a percent of sales in 1996 as compared to the same periods last year.

             Sales of equipment and products increased by $15,199 and $15,747, respectively, in the nine and three month periods ended March 31, 1996 as compared to the same periods in 1995. Correspondingly, cost of equipment and products sold increased by $28,226 and $6,873, respectively, reflecting lower margins year to date.

             Consolidated royalties and service fees decreased by 12.8% ($211,000) and 19.2% ($93,000), respectively, in the nine and three month periods ended March 31, 1996, as compared to the same periods in 1995. The decreases are due to a lower


                                      -8-



             average number of franchised units operating and a decrease in comparable store sales. The Company expects the decline in royalties to continue. The number of hair salon franchised outlets at March 31, 1996 was 301, as compared to 305 at March 31, 1995.

             Franchise  fee income increased in the nine and three  month
             periods  ended  March  31,  1996  by  $27,951  and   $4,555,
             respectively, as compared to the same periods in 1995.

             Franchise fee income for the nine month period increased primarily due to the recording of a franchise fee from the opening of a salon by a new licensee. Franchise fees related to the New Area Development Program will begin to decline as the note payments cease at varying maturities.

             The number of franchised salons has been steadily decreasing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise related revenues will continue for as long as the downward trend in the number of franchised salons continues. Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

             Interest and dividend income in the nine and three month periods ended March 31, 1996 decreased by $18,898 and $2,529, respectively, due to a decline in the amount of invested assets and interest rates.

             Selling, general, and administrative expenses decreased by 13.5% ($313,000) and 23.0% ($178,000), respectively, in the nine and three month periods ended March 31, 1996, as compared to the same periods in 1995. The decreases in 1996 are due primarily to lower general and administrative payroll costs which are anticipated to continue throughout the current fiscal year.

             The effective income tax benefit was 4.1% in the nine month period ended March 31, 1995. In 1996 the Company was not able to utilize for federal income tax purposes its operating losses. Additionally, since the Company files separate subsidiary state income tax returns, versus consolidated returns, it was not able to offset certain subsidiary losses against other subsidiary income in the 1996 and 1995 periods.
                                      -9-



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





       DATE:  May 14, 1996
                                   -11-