Form 10KSB
period 1996-06-30
CUTCO INDUSTRIES INC
filed 1996-09-30
CIK 26379

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
                         (Fee Required.)

For the fiscal year ended June 30, 1996      Commission file number:  0-5223

                      CUTCO INDUSTRIES, INC.
        -------------------------------------------------
          (Name of Small Business Issuer in its Charter)

       New York                                   11-1771806
- -------------------------           ---------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification No.)

125 South Service Road, Jericho, New York                          11753
- ---------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's telephone number, including area code:  (516) 334-8400

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

              Common Stock, par value $.10 per share
                         (Title of Class)
Check whether the Issuer (sometimes hereinafter called the "Registrant"): (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $11,692,547

State the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $731,308 as of September 3, 1996.

There were 780,625 shares of Common Stock outstanding as of September 1, 1996.

Transitional Small Business Disclosure Format (check one).  Yes      No [ X ]

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     None.

              CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                           FORM 10-KSB
                 FOR THE YEAR ENDED JUNE 30, 1996

INFORMATION REQUIRED IN ANNUAL REPORT OF SMALL BUSINESS ISSUERS

                              PART I

Item 1.  Description of Business.

         CutCo Industries, Inc. (the "Company") is a New York corporation organized in 1955. It is engaged primarily in the operation of hair care salons under the names "Haircrafters" and "Great Expectations Precision Haircutters" and franchising activities, including the franchising of hair care salons under such names. The Company also presently owns and operates, through wholly-owned subsidiaries, two (2) Natisse International full service hair care and beauty salons, in Tysons Corner, McLean, Virginia, and Fort Worth, Texas and directly owns and operates three (3) hair care salons in California under the name "Freestyle." As of September 3, 1996, the Company owned and operated 42 and franchised 288 hair care salons.

         In November 1993 the Company, through its subsidiaries, Four Star Restaurant Management Corporation ("Management Corp.") and Four Star Pizza Franchising Corp. ("Franchising Corp."), sold to a third party substantially all of the assets of the Company's Four Star Pizza business, which involved the operation and franchising of a take-out and delivery pizza shop chain under the "Four Star" name, including all existing franchise agreements and all rights in and to the "Four Star" service mark within the territory of the United States, the United States Virgin Islands, Puerto Rico and Canada. In addition, the Company has licensed the rights to use the proprietary information and know-how used in the franchising and operation of the Four Star Pizza business in Arizona and all states located east of the Mississippi River. The licensee has the right to extend the terms of its license to additional areas and to purchase the property that is the subject of that license agreement upon expiration of the six year license term, for a nominal payment. Prior to such transfer of assets, the Company, through its subsidiaries, had licensed pizza shops under the "Four Star" name principally in Western Pennsylvania, West Virginia and Ohio.

Narrative Description of Business

         The Company's principal business is operating hair care salons under two of its tradenames and franchising activities, including the franchising of hair care salons under its proprietary names. Its Haircrafters ("Haircrafters") program caters to economy-minded clientele at salons located largely in shopping centers. Its Great Expectations Precision Haircutters ("Great Ex") program is designed to appeal to fashion-conscious individuals at salons located mainly in shopping malls. The Company has existing area distributor relationships with several of its franchisees under which they are licensed to grant subfranchises under the Company's proprietary names.

         As of September 3, 1996, the Company owned and operated 28 Haircrafters salons, 9 Great Ex salons, 3 Freestyle salons, and 2 Natisse salons in the United States, including salons in California, Florida, Georgia, Illinois, New Hampshire, New Jersey, Oklahoma, South Carolina, Texas and Virginia.

         As of September 3, 1996, the Company's franchisees (including subfranchisees) operated 228 Haircrafters salons, 58 Great Ex salons and one Natisse salon in the United States and Canada.

         The Company's standard franchise agreement grants a franchisee the right to use the Company's proprietary names and marks in accordance with the Company's system, which includes standards and specifications related to products and services sold, maintenance of premises and employee conduct. A franchisee is required to pay an initial fee, currently $20,000 for the Haircrafters and Great Ex programs, and a weekly royalty, currently 6% of gross sales from the franchisee's salon. The Company also presently offers a variety of discount programs under which a franchisee operating multiple salons may be entitled to discounts of 25% of the initial franchise fee on any additional franchises he may purchase. The franchise agreement has an initial term of 15 years, with three five-year renewal options. The Company shares the initial franchise fees and royalties received on account of subfranchises sold by its area distributors, who perform continuing services for such subfranchisees. In 1996, the Company granted four franchises for a hair care salon, under the Haircrafters name.

         In 1992 the Company introduced a New Area Development program, under which qualified existing franchisees could acquire an exclusive territory for the operation of existing and additional salons, in consideration of an initial fee (which could be financed over four years) based on a percentage of sales of the franchisee's existing salons and the franchisee's agreement to open and maintain a minimum number of additional salons within the exclusive territory. The additional salons would be opened by the franchisee at a reduced license fee, and the royalties payable by the franchisee with respect to any salon operated within the exclusive territory (including existing salons) would be reduced by 50%. At September 3, 1996, there were 42 licensed salons operating under the New Area Development Program. The Company no longer offers this program.

         The Company provides its franchisees with site-location assistance, training, and promotional and advertising assistance. In addition, the Company sells products and equipment (including fixtures, hair sprays, wave set solutions, shampoos, etc.) primarily for use or resale by its franchisees. Some of the products and equipment are manufactured according to the Company's specifications and sold under its proprietary names and marks. While the Company manufactures none of the products it sells, all are available in sufficient quantity to satisfy the Company's needs. The Company promotes its product and equipment sales to franchisees through direct mailings, but does not actively seek other markets for such products and equipment, except through the sale of such products from the Company-owned salons. In certain cases, the Company or one of its subsidiaries will construct a salon for a new franchisee, on a "cost plus" basis.

         The number of the Company's franchised hair care salons has been steadily decreasing for the last several years.

         In addition to the Haircrafters and Great Ex programs, the Company is engaged in the hair care and beauty salon business through the three Company-owned and operated Freestyle salons, all of which are located in California. In addition, the Company, through wholly-owned subsidiaries, presently owns and operates two Natisse International salons, one in Tysons Corner, McLean, Virginia and the other in Fort Worth, Texas.

         From June 1989 until November 1993, the Company, through Four Star Pizza Franchising Corp. ("Pizza Franchising"), a wholly-owned subsidiary of Four Star Restaurant Management Corporation ("Management Corp."), wholly owned by the Company, was engaged in the business of franchising a take-out and delivery pizza chain under the "Four Star" name, principally in western Pennsylvania, West Virginia and Ohio. In November 1993, the Company sold substantially all of the assets of the Four Star Pizza business.

         The Company's franchise activities in the United States are regulated by the Federal Trade Commission ("FTC") and various states. The FTC requires that, before offering or selling a franchise, a franchisor provide a prospective franchisee with an offering circular containing detailed information about the franchisor (including audited financial statements), its franchise program and agreements. Thirteen states require that a franchisor register and provide prospective franchisees with a similar document before offering or selling franchises to persons connected with those states. The FTC and the aforementioned states require that a franchisor amend such document annually, and more frequently, if necessary, upon any material change in the information disclosed therein. The Company seeks to comply with the disclosure requirements to which it is subject and the registration requirements in all states requiring registration and in which the Company desires to sell franchises. The Company does not plan to sell franchises in those states requiring registration, but in which the Company's offering circular is not registered.

         The Company's ability to register and protect its proprietary marks is important to the success of both Company-operated and franchised salons and to the marketability of its franchises. The Company's principal proprietary marks in the hair salon and hair care business (and the year of the first Federal registration of each) include: "Haircrafters International"
(1978); "Great Expectations Precision Haircutters" (registered as a trade name in 1976 and a logotype in 1978); "Great Ex" (1981); "Haircrafters" (1984); and "Natisse" (1990). In addition, the Company acquired the mark "Freestyle"
(1975) in 1989 from Freestyle, Inc. In November 1993, the Company, through Management Corp., transferred all of its right, title and interest in and to the trade and service mark "Four Star" (registered in 1985 and acquired by the Company in 1989), which the Company had used in its Four Star Pizza business. Federal service mark registrations in effect prior to November 1989 remain effective for twenty years, subject to their remaining in use, and are renewable for additional ten year terms. Federal service mark registrations initially registered during or after November 1989 remain effective for an initial ten year period subject to their remaining in use, and are renewable for additional successive ten year terms. The Company is of the opinion that its proprietary marks afford sufficient protection for its purposes.

         The Company encounters competition in each of its major business activities from many firms, some of which are larger and more diversified and have greater assets and resources. The hair care business is highly competitive, as is the franchising business generally. The Company sells hair care products and equipment to franchisees, but the Company's franchisees also purchase hair care products and equipment from unrelated third parties. Data upon which the Company reliably can estimate its relative competitive position is unavailable in the hair salon industry because many of the Company's competitors are privately held and do not publish financial information.

         The Company made no material expenditures on Company-sponsored research and development or customer-sponsored research activities relating to products, services or techniques during fiscal 1995 or fiscal 1996.

         As of September 3, 1996, the Company employed approximately 400 persons, including employees of its subsidiaries, approximately 270 of whom are full time employees.

         The Company does not expect that compliance with federal, state and local regulations, enacted or adopted, relating to the discharge of materials into the environment, will materially affect the Company's capital expenditures, earnings or competitive position.


Item 2.  Description of Property.

         The Company's principal executive offices are located in approximately 20,000 square feet of office and warehouse space at 125 South Service Road, Jericho, New York, under a lease expiring in June 1999. The current annual rental payable by the Company is approximately $170,000, subject to cost-of-living increases, in addition to real estate taxes, insurance, fuel and utility charges, and cleaning and certain repair costs. The landlord of these premises caused the elimination of one of the rights-of-way onto and off of this property, which the Company has asserted constitutes a violation of its rights under the lease. Presently, this issue is the subject of an arbitration proceeding between the Company and the landlord. The Company has withheld, since December 1995, the payment of rent due under the lease pending the arbitrators determination of the respective rights and duties of the Company and the landlord.

         A wholly-owned subsidiary of the Company is the sublessee of a 2,500 square foot office and warehouse space in Greenville, South Carolina, under which the subsidiary currently pays a monthly rental of $1,100, plus taxes. The sublease expires on June 30, 1997. The Company currently sublets this space to a third party under a lease expiring June 30, 1997.

         Wholly-owned subsidiaries of the Company lease the premises for each of the 42 Company-owned salons in existence at September 3, 1996. These leases expire at various times up to 2005 and some contain options to renew.

         Wholly-owned subsidiaries of the Company also lease the premises of approximately 46 salons that are subleased to franchisees at the primary lease rental cost together, in certain cases, with an administrative fee. Neither the Company nor its subsidiaries have any other liability with respect to, or interest in, any of the leases on the premises of the Company's other franchised outlets.

         The Company's leases in most cases provide for payment of the costs of insurance, utilities, real estate tax escalation and related lease charges, in addition to rent.

Item 3.  Legal Proceedings.

         As a result of normal and routine business operations, the Company and its subsidiaries are, from time to time, parties to legal proceedings incidental to their businesses. In the opinion of management, none of such presently pending proceedings will have a material effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable.


                                PART II


Item 5.  Market Price for Common Equity
         and Other Shareholder Matters


         (a) The Company's Common Stock is quoted on the National
Association of Securities Dealers Automated Quotation System ("NASDAQ"). The prices in the table below represent the range of high and low closing bid quotations as reported by NASDAQ for each quarterly period during the last two fiscal years. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                           Year ended            Year ended
                          June 30, 1996         June 30, 1995
                          High       Low        High       Low


1st Quarter               1.25       1.25       $1.94      $1.75

2nd Quarter               1.25        .75       $1.75      $1.50

3rd Quarter               1.38        .75       $1.50      $1.38

4th Quarter               1.63       1.38       $1.38      $1.25



         (b) As of September 3, 1996, the Company had approximately 280 security holders of record, not including owners whose holdings are in single accounts of clearing houses or broker nominees.

         (c) The Company did not pay any dividends in fiscal 1996 or fiscal 1995.


Item 6.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operation.

Liquidity and Capital Resources:

         Cash and cash equivalents were $1,035,395 at June 30, 1996, as compared to $1,096,793 at June 30, 1995. In addition, the Company had marketable securities of $565,725 at June 30, 1996, as compared to $267,586 at June 30, 1995. In fiscal 1996, the primary source of the Company's liquidity and capital resources was net cash provided by operating activities of $596,000, as compared to $306,000 in fiscal 1995. In fiscal 1996, the Company had net purchases of marketable securities of $298,000, as compared to net sales of $606,000 in fiscal 1995. In fiscal 1996, the Company invested $287,000 to purchase property, plant and equipment, and cash of $15,000 to acquire a salon business, as compared to total expenditures of $421,000 and cash of $22,000 for such purposes, respectively, in fiscal 1995.

         The Company had a current ratio of 2.22 at June 30, 1996, as compared to 2.19 at June 30, 1995.

         At June 30, 1996, commitments for capital expenditures and other investments did not exceed $400,000. Such commitments were for acquisition or construction of salons, salon refurbishing and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

Results of Operations:

         In fiscal 1996, revenues from Company-owned salon operations decreased by 12.5%, or $1,331,000, over revenues for fiscal 1995. The decrease in revenues was mainly attributable to a decrease in the average number of Company-owned salons operating during fiscal 1996. As of June 30, 1996, there were 41 Company-owned salons, as compared to 53 at June 30, 1995 and 50 at June 30, 1994. Comparable store sales operating throughout the entire years ended June 30, 1996 and June 30, 1995 declined by 4.9% in 1996 from 1995. In fiscal 1996, direct costs of Company-owned salons decreased by 13.6%, or $1,376,000, over such total costs for fiscal 1995. These variances are largely attributable to costs that fluctuate in direct relation to sales. However, the Company incurred increased occupancy, payroll and advertising costs, as a percent of sales, during fiscal 1996. During fiscal 1996, the Company opened four salons, sold three salons, closed 14 salons, and acquired one salon from a licensee.

         Management will continue to close existing salons that do not meet its cash flow criteria.

         Sales of equipment and products decreased by 10.9% or $26,000 in fiscal 1996, as compared to fiscal 1995. Correspondingly, cost of equipment and products sold decreased by 4.9% or $9,000, reflecting lower margins. The decrease in sales is due in part to the decreased number of franchised salons.

         Royalties and service fees decreased by 7.5% or $160,000, in fiscal 1996, as compared to 1995. This decrease is due to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (332 at June 30, 1994, 303 at June 30, 1995 and 292 at June 30, 1996). The number of new franchises granted by the Company was 7 in fiscal 1993. The Company granted two new franchises in fiscal 1994, one in 1995 and four in 1996.

         The Company expects the decline in royalties and franchise fees to continue as a result of attrition of existing licensees, without replacements with new licensees. The Company does not anticipate significant hair care franchise sales from new locations for fiscal 1997, due to increased competition for new locations, coupled with a longer period from a salon's opening until it achieves profitable operations.

         Franchise fee income decreased in fiscal 1996 by $4,000, as compared to fiscal 1995. Franchise fees, which are principally related to the Company's discontinued New Area Development Program, will continue to decline as payments to the Company under notes obtained in connection with that Program, cease at the varying maturities of such notes.

         The number of franchised salons has been steadily decreasing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise-related revenues will continue for as long as the downward trend in the number of franchised salons continues.

         Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

         Interest and dividend income in fiscal 1996 declined by $20,000, as a result of the decline in the average amount of invested assets and in interest rates.

         In fiscal 1996, selling, general and administrative expenses decreased by 16.3%, or $493,000, from $3,018,000 in fiscal 1995 to $2,525,000 in fiscal 1996. The decreases in 1996 are due in part to lower general and administrative payroll costs and other overhead expenses.

         There was an increase in the net loss on sale/abandonment of assets of $119,000 from fiscal 1995 to fiscal 1996, which is primarily associated with the closing of fourteen (14) salons in fiscal 1996, as compared to the closing of six (6) salons in fiscal 1995.

         There was an income tax charge of $8,000 in fiscal 1996, on a loss of $369,000, which represents $25,000 of state income taxes, net of a decrease in the valuation allowance of $17,000. There was an income tax benefit of $53,000 in fiscal 1995 on a loss of $640,000, which represents the projected refund from a federal tax loss carryback of $77,000, less state income taxes of $24,000. In fiscal 1996, the Company was not able to carryback for federal income tax purposes a net operating loss of approximately $375,000, as compared to $366,000, in fiscal 1995. Additionally, since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income in fiscal 1996 and 1995. The Company has not recognized the future tax benefit of its net operating loss carryforwards, because presently the Company cannot reasonably estimate the benefits that may be realized upon profitable future operations.

         The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations in the volume of business.


Item 7.  Financial Statements.


         (Response begins on next page, numbered F-1.)


Item 8.  Changes in and Disagreements with Accountants.

         Not applicable.





                        C O N T E N T S


                                                      Page

Report of Independent Certified Public Accountants     F-2


Financial Statements

    Consolidated Balance Sheets                        F-3

    Consolidated Statements of Operations              F-5

    Consolidated Statement of Shareholders' Equity     F-6

    Consolidated Statements of Cash Flows              F-7

    Notes to Consolidated Financial Statements      F-9 - F-20



                REPORT OF INDEPENDENT CERTIFIED
                       PUBLIC ACCOUNTANTS


Board of Directors
       CutCo Industries, Inc.

We have audited the accompanying consolidated balance sheets of CutCo Industries, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CutCo Industries, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



s/ GRANT THORNTON LLP

GRANT THORNTON LLP


Melville, New York
August 30, 1996



               CutCo Industries, Inc. and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS

                              June 30,


ASSETS                                               1996           1995
                                                 ------------  --------------


CURRENT ASSETS
  Cash                                            $1,035,395     $1,096,793
  Marketable securities                              565,725        267,586
  Notes and accounts receivable, net                 426,539        659,588
  Merchandise inventory                              415,236        537,896
  Prepaid and refundable income taxes                 12,851         94,858
  Deferred income taxes                              105,000        135,000
  Prepaid expenses and miscellaneous receivables     102,164         84,358
                                                  ----------     ----------

      Total current assets                         2,662,910      2,876,079


PROPERTY AND EQUIPMENT - AT COST
  Furniture, fixtures and equipment                2,305,969      2,609,826
  Leasehold improvements                             158,230        184,976
                                                  ----------     ----------

                                                   2,464,199      2,794,802

      Less accumulated depreciation and
        amortization                               1,373,794      1,338,702
                                                  ----------     ----------

                                                   1,090,405      1,456,100


OTHER ASSETS
  Notes receivable, noncurrent, net                  120,898        215,763
  Deferred charges and other                         410,914        520,276
  Deposits                                           116,677        123,567
                                                  ----------     ----------

                                                     648,489        859,606
                                                  ----------     ----------

                                                  $4,401,804     $5,191,785
                                                  ==========     ==========


The accompanying notes are an integral part of these statements.



                CutCo Industries, Inc. and Subsidiaries

                CONSOLIDATED BALANCE SHEETS (continued)

                                June 30,




      LIABILITIES AND SHAREHOLDERS' EQUITY          1996          1995
                                                -------------  ------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $   961,731     $   997,170
  Current portion of long-term debt                  54,826          78,996
  Accrued and withheld taxes, other than
    income taxes                                    159,303         204,167
  Income taxes payable                               21,221          31,276
                                                -----------     -----------

      Total current liabilities                   1,197,081       1,311,609

LONG-TERM DEBT                                      174,430         219,724

DEPOSITS PAYABLE                                     55,637          64,860

DEFERRED FRANCHISE FEE REVENUE, NET                  35,714         232,462

DEFERRED INCOME TAXES                               105,000         152,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Common stock, $.10 par value; authorized
   5,000,000 shares; issued, 1,883,706 shares       188,371         188,371
  Additional paid-in capital                      4,185,250       4,185,250
  Retained earnings                               1,941,913       2,319,101
                                                -----------     -----------

                                                  6,315,534       6,692,722

  Less common stock held in treasury
    - at cost                                    (3,481,592)     (3,481,592)
                                                -----------     -----------

                                                  2,833,942       3,211,130
                                                -----------     -----------

                                                $ 4,401,804     $ 5,191,785
                                                ===========     ===========



The accompanying notes are an integral part of these statements.



                CutCo Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                          Year ended June 30,

                                               1996           1995
                                          --------------  --------------

Revenues
  Owned retail stores                      $ 9,308,571      $10,639,373
  Sales of equipment and products              213,371          239,599
  Royalties and service fees                 1,972,821        2,132,660
  Franchise fee income                         197,784          202,045
                                           -----------      -----------

                                            11,692,547       13,213,677
                                           -----------      -----------

Costs and expense
  Direct costs of owned retail stores        8,708,585       10,084,701
  Cost of equipment and products sold          175,190          184,283
  Depreciation and amortization                573,377          592,804
  Selling, general and administrative
    expenses                                 2,524,784        3,017,848
  Provision for doubtful accounts and
    notes receivable                            20,000           85,000
                                           -----------      -----------

                                            12,001,936       13,964,636
                                           -----------      -----------

     Loss from operations                     (309,389)        (750,959)
                                           -----------      -----------

Other income (loss)
  Interest and dividend income                  87,953          107,869
  Interest expense                             (32,158)         (33,724)
  Loss on sale/abandonment of assets          (199,274)         (80,021)
  Other income, net                             83,680          117,197
                                           -----------      -----------

                                               (59,799)         111,321
                                           -----------      -----------

     Loss before income taxes                 (369,188)        (639,638)

Income taxes (benefit)                           8,000          (53,000)
                                           -----------      -----------

     NET LOSS                              $  (377,188)     $  (586,638)
                                           ===========      ===========

  Net loss per common share                      $(.48)           $(.75)
                                                 =====            =====

Weighted average number of common
  shares outstanding                           780,625          780,625
                                           ===========      ===========



The accompanying notes are an integral part of these statements.



                   CutCo Industries, Inc. and Subsidiaries

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 1996 and 1995


                                Additional
                Common stock     paid-in    Retained     Treasury stock
            Shares     Amount    capital    earnings     Shares  Amount          Total
            ------     ------   ----------  --------     ------  ------          -----
Balance at
 June 30,
 1994     1,883,706 $188,371 $4,185,250 $2,905,739 1,103,081 $(3,481,592) $3,797,768

Net loss                                  (586,638)                         (586,638)
               ----      ----       ----    -------     ----       -----      -------

Balance at
 June 30,
 1995       1,883,706  188,371  4,185,250  2,319,101 1,103,081  (3,481,592)  3,211,130

Net loss                                    (377,188)                         (377,188)
               ----      ----     ----     ---------    ----        ----     ---------

Balance at
 June 30,
 1996       1,883,706 $188,371 $4,185,250 $1,941,913 1,103,081 $(3,481,592) $2,833,942
            ========= ======== ========== ========== ========= ===========  ==========




The accompanying notes are an integral part of this statement.





                CutCo Industries, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended June 30,


                                                 1996             1995
                                              __________       ___________
Cash flows from operating activities
 Net loss                                    $  (377,188)     $  (586,638)
                                              -----------      -----------

 Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization of property
      and equipment                              412,681         435,060
     Amortization of intangibles                 160,696         157,744
     Provision for doubtful accounts and notes
      receivable                                  20,000          85,000
     Loss on sale and abandonment of
      property and equipment, net                199,274          80,021
     Deferred income tax benefit                 (17,000)
     Changes in operating assets and liabilities,
      net of effect
      of acquisitions and disposition
       Notes and accounts receivable             317,554         207,115
       Merchandise inventory                     104,946          88,457
       Prepaid and refundable income taxes        82,007         (12,513)
       Prepaid expenses and miscellaneous
        receivables                              (17,806)         21,817
       Deposits and other                          6,890          25,424
       Accounts payable and accrued expenses     (35,439)         31,402
       Accrued and withheld taxes, other than
        income taxes                             (44,864)          2,432
       Income taxes payable                      (10,055)        (23,926)
       Deposits payable                           (9,223)        (11,028)
       Deferred franchise fee revenue, net      (196,748)       (194,332)
                                                --------        --------
                                                 972,913         892,673
                                                --------         -------

     Net cash provided by operating activities   595,725          306,035
                                                 -------          -------
Cash flows from investing activities
 Purchases of property, plant and equipment     (286,987)       (421,484)
 Proceeds from sale of property, plant
  and equipment                                   34,956          13,255
 (Purchase) sale of marketable securities, net  (298,139)        606,321
 Expenditures for start-up and other
  deferred costs                                  (2,489)         (3,324)
 Payments for businesses acquired                (15,000)        (22,000)
  Net cash (used in) provided by investing       -------         -------
    activities                                  (567,659)        172,768
                                                 --------        -------




            CutCo Industries, Inc. and Subsidiaries

       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                      Year ended June 30,



                                                     1996           1995
                                                     ----           ----
Cash flows from financing activities
 Principal payments on loan                   $    (89,464)  $    (73,589)
                                               -----------    -----------
     Net cash used in financing activities         (89,464)       (73,589)
                                               -----------    -----------

     NET (DECREASE) INCREASE IN CASH               (61,398)       405,214


Cash at beginning of year                        1,096,793        691,579
                                                 ---------      ---------
Cash at end of year                             $1,035,395     $1,096,793
                                                 =========      =========


Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                     $   26,901     $   33,873
   Income taxes                                     14,171         29,199

 Noncash investing and financing activities:
   Notes payable issued in connection with
    acquisition of salons                           20,000         10,000
   Notes and accounts receivable forgiven
    in connection with acquisition of salons        49,960         75,000
   Notes and accounts receivable received in
    connection with sale of salons                  59,600



The accompanying notes are an integral part of these statements.


           CutCo Industries, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CutCo Industries, Inc. and Subsidiaries (the "Company") are primarily engaged in the operation and franchising of hair care salons. A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation
   The accompanying consolidated financial statements include the accounts of CutCo Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

2. Investments in Marketable Securities
   Investments in marketable securities at June 30, 1996, consisting of U.S. Treasury Notes and mutual funds, have been classified as "available for sale securities" and are reported at fair value which approximates cost. Changes in the fair value of "available for sale securities" are classified as a separate component of shareholders' equity, net of any related tax effects. As of June 30, 1996 and 1995, fair value approximates cost.

3. Merchandise Inventory

   Inventory, consisting primarily of merchandise held for resale, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

4. Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally 5 to 10 years on a straight-line basis). Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. osts of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense.


                  CutCo Industries, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         June 30, 1996 and 1995



NOTE A (continued)

5. Intangible and Other Assets

   The excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 10 or 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") that establishes accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is required to be adopted for fiscal years beginning after December 15, 1995. In accordance with SFAS No. 121, it is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. Accordingly, the adoption of SFAS No. 121 is not expected to have a significant effect on the consolidated financial statements of the Company.

   6. Revenues

   Income from sales of franchises is recognized when the Company has substantially fulfilled its related obligations under the franchise agreement. Until such time, fees are deferred net of related direct costs. Certain area franchise fees have been deferred and will be recognized upon the collection of the related notes receivable (see Note C). Royalties from franchisees are reported as revenue as the fees are earned and become receivable from the franchisee.

   7. Income Taxes

   Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards, for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that such portion of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                   CutCo Industries, Inc. and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996 and 1995



NOTE A (continued)

   8.  Net Loss Per Common Share

   Net loss per common share is based upon the weighted average number of common shares outstanding during the year. The effect of stock options on the calculation of net income per common share was antidilutive in 1996 and 1995.

   9.  Statement of Cash Flows

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   10.  Business Concentrations and Financial Instruments

   Financial instruments which subject the Company to concentration of credit risk consist principally of accounts and notes receivables relating to the Company's franchising operations. Concentrations consist of multiple location franchisees who are located in specific geographic areas. The Company routinely addresses the financial strength of its franchisees and provides for an allowance for estimated uncollectible amounts.

   The Company's principal financial instruments consist of investments in marketable securities, accounts and notes receivable and long-term debt. The Company believes that the carrying amount of such instruments approximates fair value.

   11.   Use of Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   The significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory valuation and the valuation of deferred charges.



                  CutCo Industries, Inc. and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                          June 30, 1996 and 1995


     NOTE A (continued)

   12.  Accounting Pronouncements Not Yet Adopted

   Adoption of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," is required for fiscal years beginning after December 15, 1995 and allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method currently based on APB No. 25, "Accounting for Stock Issued to Employees," or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in 1997 by accounting for stock-based compensation, if applicable, under APB No. 25.
   As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the consolidated financial statements.

   13.   Reclassifications

   Certain reclassifications have been made to the prior year amounts to conform to the fiscal 1996 presentation.


NOTE B - ACQUISITIONS

   During fiscal 1996, the Company acquired one salon from a licensee in exchange for $15,000 in cash, the cancellation of $49,960 of accounts and notes receivable and the issuance of a $20,000, four-year, 7% promissory note payable. The excess cost over the fair value of assets acquired of $48,845 was recorded in connection with this acquisition (see Note D).

   During fiscal 1995, the Company acquired four salons from various licensees, in three separate transactions at various dates, in exchange for $22,000 in cash, the cancellation of $75,000 of accounts and notes receivable and the issuance of a $10,000, one-year, 7% promissory note payable.

   In addition, the Company is obligated, on certain prior acquisitions, to make contingent payments based upon profits, as defined, expiring through 2004.




                 CutCo Industries, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                         June 30, 1996 and 1995

NOTE B (continued)

   These acquisitions have been accounted for as purchases, and, accordingly, the operating results of the acquired salons are included in the Company's consolidated results of operations from the date of acquisition. The Company allocated the total consideration to the assets acquired based on their estimated fair value. Consolidated pro forma operating results as though the salons were acquired at the beginning of the respective fiscal years are not presented as the pro forma results are not materially different from those of the Company. The excess cost over the fair value of assets acquired of approximately $49,000 was recorded during fiscal 1996 in connection with these acquisitions.

NOTE C - NOTES AND ACCOUNTS RECEIVABLE

  Notes and accounts receivable consist of the following:

                                                           June 30,
                                                ----------------------------
                                                    1996            1995
                                                ------------    ------------

Notes receivable                                  $394,735        $713,047
Less noncurrent portion                            244,898         329,763
                                                  --------        --------

Notes receivable, current portion                  149,837         383,284
Accounts receivable                                488,606         455,499
                                                  --------        --------

                                                   638,443         838,783

Less allowance for doubtful accounts
  and notes                                        211,904         179,195
                                                  --------        --------

                                                  $426,539        $659,588
                                                  ========        ========

Notes receivable, noncurrent                      $244,898        $329,763
Less allowance for doubtful notes                  124,000         114,000
                                                  --------        --------

Notes receivable, noncurrent, net                 $120,898        $215,763
                                                  ========        ========


   Through fiscal 1994, the Company received notes aggregating $895,119 in connection with the sale of area franchise rights. The notes are receivable in 48 equal installments with interest, and the related franchise fee income will be recognized as the notes are collected. During fiscal 1996 and


                  CutCo Industries, Inc. and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 1996 and 1995


NOTE C (continued)

1995, the Company recognized $170,034 and $184,795, respectively, of franchise fee income relating to the collection of such notes. At June 30, 1996 and 1995, the franchise fee income relating to the outstanding balances of $31,714 and $232,462, respectively, included in notes receivable has been deferred.

NOTE D - DEFERRED CHARGES AND OTHER

  Deferred charges and other consist of the following:



                                                                 Amortization
                                                                    period
                                                 June 30,         (straight-
                                             1996        1995    line method)
                                            --------  --------   ------------

Deferred costs relating to area
  distributorships                          $ 11,357  $ 11,357       10 years
Goodwill                                      85,950    37,066   10 -15 years
Intangible assets - licensing rights (a)     451,841   451,841        6 years
Noncompetition covenants                     190,000   190,000        5 years
Other                                        133,493   143,392        Various
                                            --------  --------

                                             872,641   833,656
Less accumulated amortization                461,727   313,380
                                            --------  --------

                                            $410,914  $520,276
                                            ========  ========


(a) The Company sold its Four Star Pizza business as of November 8, 1993 for the initial consideration of $50,000 in cash and $150,000 in 8% promissory notes payable monthly over six years. In addition, the Company is entitled to future monthly royalties equal to 25% of initial franchise fees collected and 1.25% of gross sales generated by Four Star Pizza licensees (excluding certain existing licensees) over a period of six years.

     The Company believes that the initial proceeds from the sale, including the estimated future royalties, will be sufficient to recover the value of the Four Star Pizza net assets sold and licensed. The initial consideration of $200,000 has been first applied to reduce tangible assets sold and then to reduce other intangible assets. The remaining asset, principally the master license agreement in the amount of $451,841, will be amortized on a straight-line basis over its remaining useful life through June 1999. No gain or loss was recognized for this transaction.



                     CutCo Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                              June 30, 1996 and 1995


NOTE E - LONG-TERM DEBT

  Long-term debt consists of the following

                                                          June 30,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------

Promissory notes                                    $229,256     $298,720
Less current portion                                  54,826       78,996
                                                    --------     --------

                                                    $174,430     $219,724
                                                    ========     ========

On April 12, 1993, the Company issued two unsecured promissory notes of $190,000 and $160,000 in connection with an acquisition of eight salons. These notes are payable in 59 equal monthly installments consisting of principal and interest (8.25%) in the amounts of $2,985 and $2,513, respectively, which commenced on May 12, 1993 and mature on April 12, 1998, with final payments of $66,500 and $56,000, respectively, as adjusted in 1996. Annually, in the event the prime rate exceeds 7%, such notes shall bear interest at the prime rate, and the remaining balance of the note shall be amortized in equal monthly payments as if the original maturity date was April 12, 2000.

On September 23, 1995, the Company issued a $20,000 promissory note in connection with the acquisition of one salon. This note is payable in 48 monthly installments consisting of principal and interest (7%) of $479, with final payment in September 1999.

Maturities of long-term debt are as follows:

           Year ended June 30,
                  1997                        $ 54,826
                  1998                         167,570
                  1999                           5,439
                  2000                           1,421
                                              --------

                                              $229,256
                                              ========

NOTE F - STOCK OPTION PLANS

The Company has incentive stock option plans, as amended, which became effective in 1984, 1987 and 1990. The exercise price of options granted under the plans shall not be at less than the fair value at date of grant. Subject termination of employment, options granted expire up to ten years from date of grant, and are nontransferable other than on death. Options become exercisable at the



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            June 30, 1996 and 1995

  NOTE F (continued)

rate of twenty-five percent per year, commencing with the date of grant. Options for persons who attain fifteen years of service with the Company are fully exercisable on the date granted.

The following summarizes the changes in options outstanding under the Company's stock option plans for the two years ended June 30, 1996:


                                               Number        Option price
                                             of shares        per share
                                            -----------     --------------

Outstanding at June 30, 1994                   70,000       $1.75 -  3.03
Cancelled                                     (39,000)       2.44 -  2.75
                                              -------

Outstanding at June 30, 1995                   31,000        1.75 -  3.03
Cancelled                                      (5,000)       1.25 -  2.75
Granted                                       106,000        1.25 -  1.38
                                              -------

Outstanding at June 30, 1996                  132,000       $1.25 -  3.03
                                              =======

Exercisable at June 30, 1996 and 1995 were options for 86,000 and 22,000 shares, respectively. At June 30, 1996 and 1995, the Company had 52,000 and 156,000 shares, respectively, available for grant.



                CutCo Industries, Inc. and Subsidiaries

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                      June 30, 1996 and 1995

NOTE G - INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return and separate state and local returns.

The components of the provision (benefit) for income taxes are as follows:

                                                    Year ended June 30,
                                                 --------------------------
                                                    1996           1995
                                                 -----------    -----------

Current
  Federal                                                        $(77,000)
  State                                           $ 25,000         24,000
                                                  --------       --------

                                                    25,000        (53,000)
                                                  --------       --------

Deferred
  Federal                                          (17,000)
                                                  --------       --------

                                                 $   8,000       $(53,000)
                                                 =========       ========

The reasons for the difference between the total tax provision (benefit) and the amount computed by applying the statutory Federal income tax rate to the loss before income taxes are as follows:

                                                     Year ended June 30,
                                                 --------------------------
                                                    1996           1995
                                                 ----------    ------------

Expected tax benefit                             $(126,000)     $(217,000)
State and local income taxes, net of
 Federal income tax benefit                         17,000         15,800
Increase in valuation allowance                    136,000        130,000
Sale/abandonment of fixed assets                                    7,000
Other                                              (19,000)        11,200
                                                 ---------      ---------

Income tax provision (benefit)                   $   8,000      $ (53,000)
                                                 =========      =========





               CutCo Industries, Inc. and Subsidiaries

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                        June 30, 1996 and 1995



NOTE G (continued)

Deferred tax assets (liabilities) are comprised of the following:

                                                  1996           1995
                                              -------------  --------------

Gross deferred tax liability
 Depreciation                                  $(105,000)      $(152,000)
                                               ---------       ---------

Gross deferred tax assets
 Deferred compensation expense                    23,000          43,000
 Bad debt reserves                               104,000         100,000
 Net operating loss carryforward                 247,000         124,000
 Tax credits                                      23,000          23,000
 Other                                             7,000           8,000
                                               ---------       ---------

                                                 404,000         298,000

Valuation allowance                             (299,000)       (163,000)

     Net deferred tax assets                     105,000         135,000

     Net deferred tax liability                $    -         $  (17,000)
                                               =========      ==========

The Company has net operating loss and tax credit carryforwards of $727,000 and $23,000, respectively, expiring through 2011.


NOTE H - FRANCHISING INFORMATION

The Company operates a chain of its own hair care salons and has granted franchises for hair care salons throughout the United States. As of June 30, 1996, there were 41 Company-owned salons in operation, compared to 53 at June 30, 1995. The number of franchised salons at June 30, 1996 was 292, compared to 303 at June 30, 1995. During the year ended June 30, 1996, the Company closed 14 salons, sold 3 salons and acquired 1 salon from a licensee and opened 4 new salons. The Company also recorded the initial franchise fees relating to two hair care salons during each of the years ended June 30, 1996 and 1995.



                    CutCo Industries, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            June 30, 1996 and 1995



NOTE I - COMMITMENTS AND CONTINGENCIES

1. The Company leases office and salon facilities and also leases certain equipment under operating leases that expire through 2005. The leases provide for minimum annual rentals and, in most cases, for percentage rentals based on sales in excess of specified minimum amounts, real estate taxes and other expenses. Certain of the leased premises are sublet to licensees at rentals equal to those paid by the Company. Certain of the leases contain options to renew.

    The following is a schedule of approximate minimum rentals and subrental income under noncancellable operating leases having an initial or remaining term of more than one year as of June 30, 1996:


                                                Minimum
                                               amounts to
                                              be received          Net
                               Minimum           from            minimum
                               rentals         subleases         rentals
                            -------------   ---------------   ---------------

Year ending June 30,
  1997                        $2,581,000       $1,248,000       $1,333,000
  1998                         2,044,000          953,000        1,091,000
  1999                         1,732,000          828,000          904,000
  2000                         1,187,000          641,000          546,000
  2001                           919,000          543,000          376,000
  Thereafter                   1,124,000          738,000          386,000
                              ----------       ----------       ----------

                              $9,587,000       $4,951,000       $4,636,000
                              ==========       ==========       ==========

The following is a schedule of approximate rental expense (net of sublease rental income) for the years ended June 30, 1996 and 1995:


                                                  1996            1995
                                              ------------    -------------

Minimum rentals                                $1,265,000      $1,362,000
Percentage rentals, real estate taxes
  and other expenses                              353,000         380,000
                                               ----------      ----------

                                               $1,618,000      $1,742,000



                   CutCo Industries, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           June 30, 1996 and 1995



NOTE I (continued)

     2. At June 30, 1996, the Company is contingently liable as the guarantor on notes payable for equipment purchased by franchisees in the amount of approximately $4,000.

     3. The Company has been named as a defendant in various lawsuits. Management believes,after consultation with counsel, that the disposition of such litigation will not have a material effect on the Company's financial position or results of operations.

     4. During the year ended June 30, 1990, the Company entered into various consulting and noncompetition agreements expiring in 1999, with the former principals of two businesses acquired. The agreements provide for monthly payments and various fees as defined in the agreements. During fiscal 1996 and 1995, approximately $31,000 and $42,000, respectively, has been charged to expense for these agreements.
     5. At June 30, 1996, the Company has letters of credit in the amount of approximately $12,000 outstanding.

     6. The Company has employment agreements with its Chairman, President and Treasurer, which expire at July 31, 1997.


   NOTE J - RETIREMENT PLAN

     During the fiscal year ended June 30, 1996, the Company implemented a 401(k) Plan that is available to substantially all employees, to which the Company may elect to contribute to the Plan as determined by the Board of Directors. For the year ended June 30, 1996, the Company contributed approximately $14,000.


     Item 9.  Directors, Executive Officers,
              Promoters and Control Persons;
              Compliance with Section 16(a).


         The following list sets forth information as of September 1, 1996, as to all directors and executive officers of the Company during its 1996 fiscal year:

         MARVIN W. MARCUS, age 71, has been Chairman of the Board of Directors of the Company since October 1, 1986 and Vice President-Financial Planning since May 1984. Mr. Marcus has also been a director of the Company since 1970. From 1970 until April 1984, he served as Secretary/Treasurer and Chief Financial Officer of the Company. He is a certified public accountant and for more than twenty years has been a principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York.

         DON VONLIEBERMANN, age 58, has been President of the Company since October 1, 1986, and a director since 1975. Mr. vonLiebermann had been Vice President, and thereafter Executive Vice President, of the Company from 1970 until he became President of the Company.

         MICHAEL P. KRAMER, age 51, has served as Vice President-Finance and Treasurer of the Company since May 1984 and as a director of the Company since November 1984.

         JOHN H. DANIELS, age 68, has been a partner in the Mineola, New York law firm of John H. Daniels since 1958. Mr. Daniels is a director and past president of the Nassau Lawyers Association and owns and manages commercial real estate in New York State. Mr. Daniels is the brother-in-law of Marvin W. Marcus.

         RICHARD C. ANTHONY, age 58, is currently a private investor and real estate consultant. He has served as Executive Vice President of The Peregrine White Company, Inc., engaged in the real estate business, from 1987 to 1993.

         VINCENT K. DEPIERRO, age 59, has been an independent publisher sales representative since April 1995. From February 1987 through April
     1995, he served as the Associate Publisher of Parents Magazine, Division of Gruner Plus Jahr.

         IRA H. GOLDBERG, age 59, is a certified public accountant and for more than twenty years has been a principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York. Marvin W. Marcus is also a principal of such firm.

         LOUISE BATES, age 47, has been Secretary of the Company since November 1995. She also has been Executive Assistant to the President of the Company since 1988. Previously, from 1984 through 1988, Ms. Bates was CutCo's Director of Administrative Services.

         ELISSA ROSEMAN, age 29, was the Secretary/Controller of the Company from January 1992 until she resigned as an officer and employee of the Company in November 1995. Previously, she was an audit senior with the firms of Laventhol & Horwath from August 1988 to November 1990 and with Grant Thornton from December 1990 to October 1991. She joined the Company in November 1991.


     Compliance with Section 16(a) of the Exchange Act.

         Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during its most recent fiscal year and any Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, and any written representations that no such Forms 3, 4, 5 or amendments to any of them, was required during the most recent fiscal year, the Registrant believes that no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Registrant, failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.


     Item 10.  Executive Compensation.

         The following table shows information regarding compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended June 30, 1994, 1995 and 1996, to the three (3) highest paid persons who are officers or directors of the Company (being the only such persons whose aggregate annual compensation exceeds $100,000). A fee of $500 per meeting is paid to non-employee members of the Board for attendance in person at Board meetings.


                        Summary Compensation Table



                                                 Securities
           Name and                Salary ($)    Underlying    Other Compen-
     Principal Position     Year     (2)(3)     Option Grants      sation

     Don vonLiebermann,    1996       202,000       20,000          (1)
     President             1995       240,796          --           (1)
                           1994       246,582        6,000          (1)

     Marvin W. Marcus,     1996       184,500       20,000          (1)
     Chairman of the Board 1995       240,796          --           (1)
     and Vice President -  1994       246,582        6,000          (1)
     Financial Planning

     Michael P. Kramer     1996       143,573       20,000          (1)
     Vice President -      1995       155,756          --           (1)
     Finance               1994       155,868        6,000          (1)




     (1)    The Company provided and maintained automobiles for use by Marvin
            W. Marcus, Don vonLiebermann and Michael P. Kramer in connection with Company business during each of fiscal years 1994, 1995 and 1996. The aggregate annual cost to the Company for these automobiles in each year was approximately $48,000. To the extent these automobiles were used for other than Company business, the cost of rental and maintenance may be considered compensation to the above-named individuals. No value for personal use of automobiles by such individuals has been included in the aggregate remuneration table set forth above.

     (2) The current annual salary for each of Messrs. Marcus, vonLiebermann, and Kramer is $184,500, $202,000 and $143,573, respectively. (See Employment Agreements, below, for information concerning deferrals by Messrs. Marcus and vonLiebermann with respect to salary increases.)

     (3) Does not include $32,400, $32,400 or $32,400 paid to the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C. (formerly known as Gettry, Marcus & Co.), in which Mr. Marcus is a principal, for services rendered by the firm during the fiscal years ended June 30, 1996, 1995 and 1994, respectively in the preparation of federal, state and local tax returns and performance of other accounting services for the Company and its subsidiaries, inclusive of disbursements.



Employment Agreements

          Each of Messrs. Marcus, vonLiebermann and Kramer has entered into an Employment Agreement with the Company dated April 24, 1991, each of which has been amended from time to time, as most recently amended on August 14, 1996 by written agreement. Each of the Employment Agreements is now scheduled to expire on July 31, 1997. Those Employment Agreements provided for initial annual salaries of $246,582, $246,582, and $129,162, for Messrs. Marcus, vonLiebermann and Kramer, respectively (subject to cost of living increases during certain years of the terms thereof). Effective January 1, 1996, pursuant to an oral modification to each of the Employment Agreements that was made on November 16, 1995 (and subsequently memorialized in the August 14, 1996 amendments), each of Messrs. Marcus, vonLiebermann and Kramer agreed to reduce the amount of their annual salary, prospectively, by $75,000, $40,000 and $25,000, respectively. Prior to such reductions, the adjusted annual salaries of Messrs. Marcus, vonLiebermann and Kramer were $222,000, $222,000 and $156,073, respectively (which, in the case of Messrs. Marcus and vonLiebermann, reflected a prior agreed-upon salary reduction). Pursuant to the August 14, 1996 amendments to the Employment Agreements, Mr. Kramer's salary was increased, effective August 1, 1996, by increasing the monthly installments of salary payable to Mr. Kramer by $1,041.67, which, on an annualized basis, represents fifty (50%) percent of the $25,000 annual reduction to which Mr. Kramer previously had agreed. Similarly, the monthly installments of salary payable to Marcus and vonLiebermann were increased, effective August 1, 1996, under those August 14, 1996 amendments by $3,125 and $1,666.67, respectively, which, on an annualized basis, represents fifty (50%) percent of the annual reductions to which each of Messrs. Marcus and vonLiebermann previously had agreed.

         Each of Messrs. Marcus and vonLiebermann had deferred receipt of $55,435 of annual salary, which amount represents the aggregate of the cost of living adjustments to which they are entitled for the period from August 1991 through October 31, 1994. Under prior understandings between the Company and its executive officers, such deferred salary had accrued interest at a rate equal to the prime rate offered from time to time by the Company's primary bank lender. Such deferred salary with interest would have been payable upon the termination of the deferring party's employment with the Company. The Company and Messrs. Marcus and vonLiebermann agreed that, effective January 1, 1996, all interest would cease to accrue on such deferred compensation, and each of Messrs. Marcus and vonLiebermann shall receive such deferred compensation, together with previously accrued interest, in twelve (12) consecutive equal monthly installments of $5,469 each, the first of which was paid by the Company on January 31, 1996. The aggregate of deferred compensation and accrued interest payable to each of Messrs. Marcus and vonLiebermann prior to payment of that first installment was $65,628.

         The Employment Agreements contain customary provisions for benefits, reimbursement of expenses, disability, non-disclosure and non-competition (except for Mr. Kramer's agreement, which has no non-competition provision). Under the January 1, 1996 amendments to the Employment Agreements, each of Messrs. Marcus, VonLiebermann and Kramer agreed to terminate, effective January 1, 1996, his rights, under his respective Employment Agreement, to (i) terminate the Employment Agreement in the event of a change in control of the Company (as defined in the Employment Agreement), unless he is offered continued employment pursuant to a written employment agreement on terms and at a compensation level at least as favorable to him as those set forth in Employment Agreement, (ii) receive, in the event of such a termination by reason of a change in control of the Company, a lump sum severance payment from the Company in an amount equal to 2.99 times the employee's average annual compensation over the five taxable years preceding the year in which the change of control occurs, and (iii) continued medical insurance coverage under the Company's existing policies (to the extent that the value thereof is not deemed income to the employee under the Internal Revenue Code of 1986, as amended), for a period of three years after termination of employment. Those waivers of rights, effective January 1, 1996, were memorialized in the August 14, 1996 amendments to the Employment Agreements.


     Stock Option Plans

         The Company has a stock option plan for officers, directors and employees of the Company and its subsidiaries that was adopted on October 16, 1987 (the "1987 Plan") and a stock option plan for officers, directors and employees of the Company and its subsidiaries that was adopted on November 15, 1990 (the "1990 Plan").

         Options granted under each Plan to employees may be either incentive stock options or non-qualified stock options at the discretion of the Board. Options granted under each Plan to non-employee directors must be non-qualified stock options.
     Non-qualified stock options are not intended to qualify for incentive stock option plan treatment.

          Each such Plan gives sole discretion to the Board to grant options to purchase the Company's Common Shares at not less than the market value of the shares on the date of grant. Options granted under each Plan must expire no later than ten years (five years, if the grant is on or after January 1, 1987 and the grantee is a director or holder of 10% of the voting stock of the Company), after the date of grant.

          During fiscal 1996, no options were exercised under any of the Plans. During fiscal 1996, options to acquire 5,000 shares of the Company's Stock previously granted under the Plans expired. Furthermore, during fiscal 1996, options to purchase 96,000 shares were granted under the 1987 Plan, and options to purchase 10,000 shares were granted under the 1990 Plan, including options granted to Messrs. Marcus, vonLiebermann and Kramer, each to acquire 20,000 shares, and options granted to the outside directors, each to acquire 2,500 shares.

          As of June 30, 1996, there were 2,000 shares available for option grants under the 1987 Plan, and 50,000 shares were available as the subject of options to purchase under the 1990 Plan.


     Item 11.  Security Ownership of Management and Certain Security
     Holders.

     Voting Securities.

          The following table sets forth information at September 1, 1996, concerning ownership of the Company's Common Shares by (i) the three
     (3) highest paid persons who are officers and directors of the Company,
     (ii) all officers and directors of the Company, as a group, and (iii) each person who owns of record, or is known to the Company to own beneficially, more than 10% of the Company's Common Shares.

      Name and Address             Amount and Nature of           Percent
     of Beneficial Owner           Beneficial Ownership(1)        of Class

                           Sole Voting and    Shared Voting and
                           Investment Power   Investment Power

     Marvin W. Marcus            - 0 -         349,513(2)          42.0%
      P.O. Box 265
      Jericho, New York

     Don vonLiebermann           - 0 -         349,513(2)          42.0%
      P.O. Box 265
      Jericho, New York

     Michael P. Kramer          20,146(3)          - 0 -            2.5%
     P.O. Box 265
     Jericho, New York

     All officers and
       directors as a group
       (8 persons)              26,146(4)      351,713(5)          44.6%




     (1) Each named person or group is deemed to be the beneficial owner of securities that may be acquired within sixty days through the exercise of options, warrants and rights, if any, and such securi-ties are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options (including employee stock options) held by such person or group.

     (2) Messrs. Marcus and vonLiebermann entered into an agreement pursuant to which they agreed to vote all of the shares owned by either of them upon mutual agreement with respect to matters relating to an acquisition of the Company. Accordingly, this number includes 166,866 shares owned by Mr. vonLiebermann individually and 117,241 shares owned by Mr. Marcus individually. Also includes 26,000 Common Shares and 26,000 Common Shares issuable upon exercise of currently exercisable options held by Messrs. vonLiebermann and Marcus, respectively. Also includes 1,000 shares, representing Mr. Marcus' pro rata portion of shares owned by a partnership in which Mr. Marcus is a partner. Also includes an aggregate of 606 shares held by Mr. vonLiebermann as custodian for his children in which he has voting and investment power, but no present economic interest. Mr. vonLiebermann disclaims beneficial ownership of these shares. Includes 11,800 shares owned directly or indirectly by Mr. Marcus' wife but does not include 3,400 shares owned by Mr. Marcus' adult children or 20,234 shares owned by other relatives of Mr. Marcus, in all of which shares Mr. Marcus has no present economic interest or voting power and as to which he disclaims beneficial ownership.

     (3) Includes 9,500 Common Shares underlying presently exercisable options, and options exercisable within sixty (60) days, owned by Mr. Kramer.

     (4) Includes 1,375, 1,375, 1,375 and 1,375 Common Shares underlying presently exercisable options, and options exercisable within sixty (60) days, owned by each of Directors Anthony, Daniels, DePierro and Goldberg, respectively.

     (5) Includes 2,200 Common Shares owned by Mr. Goldberg's wife and father-in-law as joint tenants with right of survivorship. Mr. Goldberg holds a power-of-attorney to vote those Common Shares, but disclaims beneficial ownership thereof.

     Fiscal Year End Option Values

         The following table sets forth information at the 1996 fiscal year end, concerning the number of securities underlying unexercised options held by the executive officers and directors of the Company identified in the Summary Compensation Table:

                                          Number of Securities
                                         Underlying Unexercised
     Name of Holder                Options/SARs at Fiscal Year End (#)
     --------------                -----------------------------------

                                    Exercisable          Unexercisable
                                    ___________          _____________

     Marvin W. Marcus                  26,000                   0

     Don vonLiebermann                 26,000                   0

     Michael P. Kramer                  9,500               16,500


     Item 12.  Certain Relationships and Related Transactions
               ______________________________________________

         See footnote (3) of the aggregate annual remuneration table under "Aggregate Annual Remuneration," for a discussion of amounts paid by the Company during fiscal 1996 to Gettry, Marcus, Stern & Lehrer, CPA, P.C., a New York City accounting firm in which Mr. Marcus, a shareholder, director and executive officer of the Company, and Mr. Goldberg, a director of the Company, are partners.

         With respect to the fees paid by the Company for services, as described in the preceding paragraph, Management believes that such fees are substantially comparable to the fees that would have been paid to unaffiliated parties providing such services to the Company.


         [Balance of page left blank intentionally]

 Item 13.  Exhibits, List and Reports on Form 8-K.
           _______________________________________


         (a)  Index to Exhibits.
                                                                   Page
                                                                   ----

 (3)      The Registrant's Restated Certificate of
          Incorporation is incorporated by reference to
          Exhibit 3(a) to the Registrant's Registration
          Statement on Form S-1 filed on October 25, 1968
          (File No. 2-30569).                                       N/A

 (3.1)     A Certificate of Amendment to the Registrant's
           Certificate of Incorporation, dated October 26, 1981,
           is incorporated by reference to Exhibit 3.1 to the
           Registrant's Annual Report on Form 10-K for its 1982
           fiscal year.                                             N/A

 (3.1.1)   A Certificate of Amendment to the Registrant's
           Certificate of Incorporation, dated December 6, 1983,
           is incorporated by reference to Exhibit 3 to the
           Registrant's Quarterly Report on Form 10-Q for the
           quarter ended December 31, 1983.                         N/A

 (3.1.2)   A Certificate of Amendment to the Registrant's
           Certificate of Incorporation, dated December 21, 1987
           is incorporated by reference to Exhibit 3.1.2 to the
           Registrant's Annual Report on Form 10-K for its 1988
           fiscal year.                                             N/A

 (3.1.3)   A Certificate of Change to the Registrant's
           Certificate of Incorporation, dated November 10, 1993,
           is incorporated by reference to Exhibit 3(i) to the
           Registrant's Quarterly Report on Form 10-QSB for the
           quarter ended March 31, 1994.                            N/A

 (3.1.4)   Certificate of Merger of CutCo Holdings Corp. into the
           Registrant dated June 11, 1987 is incorporated by
           reference to Exhibit 3.1.3 to the Registrant's Annual
           Report on Form 10-K for its 1987 fiscal year.            N/A

 (3.1.5)   Agreement and Plan of Merger dated December 30, 1986
           by and among the Registrant, CutCo Holdings Corp. and
           CutCo Merger Corp. is incorporated by reference to
           Exhibit 3.1.4 to the Registrant's Annual Report on
           Form 10-K for its 1987 fiscal year.                      N/A

 (3.2)     The Registrant's By-laws, as amended to date are
           incorporated by reference to Exhibit 3.1.3 to the
           Registrant's Annual Report on Form 10-K for its 1990
           fiscal year.                                             N/A



Exhibits (Continued)                                               Page
- --------------------                                               ----

(10.1)     [Don Florman to confirm no material changes.] The
           Registrant's form of franchise agreement for use in
           the United States is incorporated by reference to
           Exhibit 10.1 to the Registrant's Annual Report on Form
           10-KSB for the 1995 fiscal year.                         N/A


(10.2.1)*   The Registrant's 1987 Stock Option Plan is
            incorporated by reference to Exhibit B to the
            Registrant's Proxy Statement dated October 23, 1987,
            and mailed to shareholders on or about that date in
            connection with the Registrant's annual meeting of
            shareholders held on December 3, 1987.                 N/A

(10.2.2)*   The Registrant's 1990 Stock Option Plan is
            incorporated by reference to Exhibit A to the
            Registrant's Proxy Statement dated December 3, 1990,
            and mailed to shareholders on or about that date in
            connection with the Registrant's annual meeting of
            shareholders held on January 11, 1991.                 N/A

(10.3)      Asset Purchase Agreement between Four Star Pizza
            Franchising Corporation ("Franchising") and Rolling
            Winds Corporation, dated November 11, 1993, is
            incorporated by reference to Exhibit 10.1 to the
            Registrant's current Report on Form 8-K for an Event
            of November 11, 1993 ("November 1993 Form 8-K").       N/A

(10.3.1)    Management's Master License Agreement with Rolling
            Winds Corporation, dated as of November 11, 1993, is
            incorporated by reference to Exhibit 10.3 to the
            Registrant's November 1993 Form 8-K.                   N/A

(10.4)*     Employment Agreement dated as of April 24, 1991
            between the Registrant and Marvin W. Marcus, as
            amended by letter dated May 15, 1992 is incorporated
            by reference to Exhibit 10.9 to the Registrant's
            Annual Report on Form 10-K for the 1992 fiscal year.   N/A

(10.4.1)*   Employment Agreement dated as of April 24, 1991
            between the Registrant and Don vonLiebermann, as
            amended by letter dated May 15, 1992 is incorporated
            by reference to Exhibit 10.9.1 to the Registrant's
            Annual Report on Form 10-K for the 1992 fiscal year.    N/A

(10.4.2)*   Employment Agreement dated as of April 24, 1991,
            between the Registrant and Michael Kramer, as amended
            by letter dated May 15, 1992, is incorporated by
            reference to Exhibit 10.9.2 to the Registrant's Annual
            Report on Form 10-K for the 1992 fiscal year.           N/A



Exhibits (Continued)                                                Page
- --------------------                                                ----

(10.5)*     Letter agreement dated June 22, 1994, amending
            Employment Agreement dated as of April 24, 1991
            between the Registrant and Marvin W. Marcus, is
            incorporated by reference to Exhibit 10.6 to the
            Registrant's Annual Report on Form 10-K for the 1994
            fiscal year.                                            N/A

(10.5.1)*   Letter agreement dated June 22, 1994, amending
            Employment Agreement dated as of April 24, 1991
            between the Registrant and Don vonLiebermann, is
            incorporated by reference to Exhibit 10.6.1 to the
            Registrant's Annual Report on Form 10-K for the 1994
            fiscal year.                                            N/A

(10.5.2)*   Letter Agreement dated June 22, 1994, amending
            Employment Agreement as of April 24, 1991 between the
            Registrant and Michael Kramer, is incorporated by
            reference to Exhibit 10.6.2 to the Registrant's Annual
            Report on Form 10-KSB for the 1994 fiscal year.         N/A

(10.6)* Letter agreement dated as of August 14, 1996, amending Employment Agreement dated as of April 24, 1991
            between the Registrant and Marvin W. Marcus.            E-1

(10.6.1)*   Letter agreement dated as of August 14, 1996, amending
            Employment Agreement dated as of April 24, 1991
            between the Registrant and Don vonLiebermann.           E-3

(10.6.2)*   Letter agreement dated as of August 14, 1996, amending
            Employment Agreement dated as of April 24, 1991
            between the Registrant and Michael Kramer.              E-5

(21)        Subsidiaries of the Registrant.                         E-7

(23)        Consent of Independent Auditors.                        E-8


         (b)  Reports on Form 8-K.

         The Company filed no reports on Form 8-K during its fiscal quarter ended June 30, 1996.



     ____________________________________________

     *  Denotes management contract or compensatory plan or arrangement.








                              SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CUTCO INDUSTRIES, INC.

                             By:   /s/ Don vonLiebermann
                                -----------------------------------
                                      Don vonLiebermann,
                                     President and Director
     Dated:  September 26, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Title                  Name and Signature           Date
            -----                  ------------------           ----

     Chairman of the Board,
      Vice President-Financial
      Planning                   /s/ Marvin W. Marcus     September 26, 1996
                                 ----------------------
                                   (Marvin W. Marcus)
     President, Chief
       Executive Officer,
       Director                 /s/ Don vonLiebermann     September 26, 1996
                                -----------------------
                                 (Don vonLiebermann)
     Vice President-Finance
      and Treasurer, Director,
      Principal Financial
      Officer and Principal
      Accounting Officer          /s/ Michael Kramer      September 26, 1996
                                 -----------------------
                                   (Michael Kramer)

     Director                     /s/ Richard Anthony     September 26, 1996
                                 -----------------------
                                   (Richard Anthony)

     Director                                             September 26, 1996
                                 -----------------------
                                    (John Daniels)

     Director                    /s/ Ira H. Goldberg      September 26, 1996
                                 -----------------------
                                  (Ira H. Goldberg)


     Director                                             September 26, 1996
                                 -----------------------
                                  (Vincent K. DePierro)