Form 10QSB
period 1996-09-30
CUTCO INDUSTRIES INC
filed 1996-11-13
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended September 30, 1996     Commission file number 0-5223



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
       Former name, former address and former fiscal year, if changed since last report.


          * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
        days.                                         Yes    X        No
                                                           -----          -----

        Number of common shares outstanding at November 12, 1996 is 780,625
        Transitional Small Business Disclosure:   Yes       No    X
                                                      -----     -----

                                    FORM 10-QSB

                                       INDEX



                                                                           Page

     PART I -  FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets -
                   September 30, 1996 and June 30, 1996                    1-2

                   Consolidated Condensed Statements of Operations -
                   Three Months Ended September 30, 1996 and 1995            3

                   Consolidated Condensed Statement of Shareholders'
                   Equity - Three Months Ended September 30, 1996            4

                   Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended September 30, 1996 and 1995            5

                   Notes to Unaudited Consolidated Condensed
                   Financial Statements                                      6

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      7-9




     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                    10


     SIGNATURES                                                             11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
                                           September 30,     June 30,
                                               1996            1996
                                           -------------   -------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $752,629      $1,035,395
   Marketable securities                        643,793         565,725
   Notes and accounts receivable, net           434,542         426,539
   Merchandise inventory                        496,906         415,236
   Prepaid and refundable income taxes           21,588          12,851
   Deferred income taxes                        105,000         105,000
   Prepaid expenses and miscellaneous
      receivables                               107,720         102,164
                                           -------------   -------------

      TOTAL CURRENT ASSETS                    2,562,178       2,662,910
                                           -------------   -------------

PROPERTY AND EQUIPMENT, AT COST
   Furniture, fixtures and equipment          2,081,911       2,305,969
   Leasehold improvements                       133,230         158,230
                                           -------------   -------------
                                              2,215,141       2,464,199

   Less accumulated depreciation
      and amortization                        1,065,747       1,373,794
                                           -------------   -------------
                                              1,149,394       1,090,405
                                           -------------   -------------

OTHER ASSETS

   Notes receivable, noncurrent, net            137,417         120,898
   Deferred charges and other                   391,571         410,914
   Deposits                                     119,052         116,677
                                           -------------   -------------
                                                648,040         648,489
                                           -------------   -------------
                                             $4,359,612      $4,401,804
                                           =============   =============

See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
(UNAUDITED)
                                           September 30,     June 30,
                                               1996            1996
                                           -------------   -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued
      expenses                               $1,021,853        $961,731
   Current portion of long-term debt             55,791          54,826
   Accrued and withheld taxes,
      other than income taxes                    60,858         159,303
   Income taxes payable                          26,614          21,221
                                           -------------   -------------
      TOTAL CURRENT LIABILITIES               1,165,116       1,197,081


LONG-TERM DEBT                                  160,103         174,430

DEPOSITS PAYABLE                                 58,496          55,637

DEFERRED INCOME                                  32,781          35,714

DEFERRED INCOME TAXES                           105,000         105,000
                                           -------------   -------------
      TOTAL LIABILITIES                       1,521,496       1,567,862
                                           -------------   -------------



SHAREHOLDERS' EQUITY

   Common Stock                                 188,371         188,371
   Additional paid-in capital                 4,185,250       4,185,250
   Retained earnings                          1,946,087       1,941,913
                                           -------------   -------------
                                              6,319,708       6,315,534

   Less treasury stock - at cost              3,481,592       3,481,592
                                           -------------   -------------
      TOTAL SHAREHOLDERS' EQUITY              2,838,116       2,833,942
                                           -------------   -------------
                                             $4,359,612      $4,401,804
                                           =============   =============

See notes to unaudited consolidated condensed financial statements.

CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                     Three Months Ended
                                                                       September 30,
                                                                    1996          1995
                                                                 -----------   -----------
Revenues:
   Owned retail stores                                           $2,047,155    $2,541,315
   Sales of equipment and products                                   47,341        58,726
   Royalties and service fees                                       567,844       631,621
   Franchise fee income                                              19,041        61,986
                                                                 -----------   -----------
                                                                  2,681,381     3,293,648
                                                                 -----------   -----------
Costs and Expenses:
   Direct costs of owned retail stores                            1,910,983     2,453,109
   Costs of equipment and products sold                              31,277        50,382
   Depreciation and amortization                                    117,275       146,605
   Selling, general and administrative expenses                     585,424       711,256
   Provision for doubtful accounts and notes receivable              42,000        30,000
                                                                 -----------   -----------
                                                                  2,686,959     3,391,352
                                                                 -----------   -----------

Other income (loss):
   Interest and dividend income                                      20,705        23,837
   Interest expense                                                  (5,485)      (10,018)
   Gain (loss) on sale/abandonment of assets, net                     3,717       (45,248)
   Other income, net                                                  5,112        17,283
                                                                 -----------   -----------
                                                                     24,049       (14,146)
                                                                 -----------   -----------

Income (loss) before income taxes                                    18,471      (111,850)
Income taxes                                                         14,297         7,652
                                                                 -----------   -----------
Net income (loss)                                                    $4,174     ($119,502)
                                                                 ===========   ===========

Earnings (loss) per common share                                      $0.01        ($0.15)
                                                                 ===========   ===========
Weighted average number of shares outstanding                       780,625       780,625
                                                                 ===========   ===========



See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1996



                                 Common Stock     Additional                   Treasury Stock
                                 ------------      Paid-In      Retained       --------------
                           Shares      Amount      Capital      Earnings     Shares      Amount       Total
                         ----------- ----------- ------------ ------------ ---------- ------------ -----------

Balance at July 1, 1996   1,883,706    $188,371   $4,185,250   $1,941,913  1,103,081  ($3,481,592) $2,833,942

Net income                                                          4,174                               4,174

                         ----------- ----------- ------------ ------------ ---------- ------------ -----------
Balance at September 30,
 1996 (Unaudited)         1,883,706    $188,371   $4,185,250   $1,946,087  1,103,081  ($3,481,592) $2,838,116
                         =========== =========== ============ ============ ========== ============ ===========

See notes to unaudited consolidated condensed financial statements.

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                         September 30,
                                                                              -----------------------------
                                                                                  1996            1995
                                                                              -------------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $4,174       ($119,502)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                               117,275         146,605
       Provision for doubtful accounts and notes receivable                         42,000          30,000
       (Gain) loss on sale/abandonment of assets, net                               (3,717)         45,248
       Changes in operating assets and liabilities, net of effect of acquisition and sale:
           Notes and accounts receivable                                           (46,522)        (78,980)
           Merchandise inventory                                                   (84,854)        (74,604)
           Prepaid and refundable income taxes                                      (8,737)         22,713
           Prepaid expenses and miscellaneous receivables                           (5,556)         16,597
           Deposits and other                                                       (3,464)         (6,520)
           Accounts payable and accrued expenses                                    60,122         (26,853)
           Accrued and withheld taxes, other than income taxes                     (98,445)        (37,010)
           Income taxes payable                                                      5,393         (23,242)
           Deposits payable                                                          2,859               3
           Deferred income                                                          (2,933)        (41,985)
                                                                              -------------   -------------
   Net cash used in operating activities                                           (22,405)       (147,530)
                                                                              -------------   -------------
   Cash flows from investing activities:
     Purchases of property and equipment                                          (128,931)       (138,112)
     (Increase) decrease in marketable securities                                  (78,068)          1,175
     Proceeds from sale of property and equipment                                    5,000           1,620
     Payment for business acquired                                                 (45,000)        (15,000)
                                                                              -------------   -------------
   Net cash used in investing activities                                          (246,999)       (150,317)
                                                                              -------------   -------------
   Cash flows from financing activities:
     Principal payments on loans                                                   (13,362)        (20,493)
                                                                              -------------   -------------
   Net cash used in financing activities                                           (13,362)        (20,493)
                                                                              -------------   -------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (282,766)       (318,340)
   Cash and cash equivalents at beginning of period                              1,035,395       1,096,793
                                                                              -------------   -------------
   Cash and cash equivalents at end of period                                     $752,629        $778,453
                                                                              =============   =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                       $3,649          $5,276
     Income taxes                                                                  $15,209          $4,150
   Non cash investing and financing activities:
     Notes payable issued in connection with acquisition of salon                                  $20,000
     Notes and accounts receivable forgiven in connection
        with acquisition of salon                                                                  $49,960
     Notes and accounts receivable received in connection
        with sale of salon                                                         $20,000

See notes to unaudited consolidated condensed financial statements.
                                               -5-

     Notes to Unaudited Consolidated Condensed Financial Statements

                           September 30, 1996




   Note 1 - Financial Statements

           The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission.
           Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1996 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Three Months Ended September 30, 1996



   Liquidity and Capital Resources:

              Cash and cash equivalents were $752,629 at September 30, 1996, as compared to $1,035,395 at June 30, 1996. In addition, at September 30, 1996, the Company had $643,793 of marketable securities, as compared to $565,725 at June 30, 1996. During the three months ended September 30, 1996, the primary use of the Company's capital resources was net cash used in investing activities of $247,000, as compared to $150,000 in the comparable 1995 period. In the three months ended September 30, 1996, the Company invested $129,000 in property and equipment and cash of $45,000 to acquire an accredited cosmetology technical training school. The Company had net purchases of marketable securities of $78,000, as compared to net sales of $1,000 in the three months ended September 30, 1995.

              The Company had a current ratio of 2.20 at September 30, 1996, as compared to 2.07 at September 30, 1995 and 2.22 at June 30, 1996.

              At September 30, 1996, commitments for capital expenditures and other investments did not exceed $400,000. Such commitments were for acquisition or construction of salons, salon refurbishing, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.


   Results of Operations:

              In the three months ended September 30, 1996, revenues from Company-owned salon operations decreased by 19.4% or $494,000, over revenues for the three months ended September 30, 1995. The decrease in revenues is mainly attributable to a decrease in the average number of company-owned salons operating during the three months ending September 30, 1996. As of September 30, 1996, there were 43 company-owned salons, as compared to 51 at September 30, 1995. Comparable store sales for salons operating throughout the entire three month period ended September 30, 1996 and September 30, 1995 declined by 2.6% in 1996 from 1995. In the three months ended September 30, 1996, direct

                             -7-
              costs of Company-owned salons decreased by 22.1% or $542,000, over such total costs for the three
              months ended September 30, 1995.   These variances
              are largely attributable to costs that fluctuate in direct relation to sales. However, the Company incurred decreased payroll, occupancy, and advertising costs, as a percent of sales during the three months ended September 30, 1996. During the three months ended September 30, 1996 the Company opened two salons, sold one salon to a licensee and acquired one accredited cosmetology technical training school. Management's policy is to close existing salons that do not meet its cash flow criteria.

              Sales of equipment and products decreased by 19.4% or $11,000 in the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. Correspondingly, cost of equipment and products sold decreased by 37.9% or $19,000 reflecting higher margins. The decrease in sales is due in part to the decreased number of franchised salons.

              Royalties and service fees decreased by 10.1% or $64,000 in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease is due in part to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (319 at
              September 30, 1994,   299 at September 30, 1995 and
              287 at September 30, 1996).

              The Company expects the decline in royalties to continue as a result of attrition of existing licensees without replacements with new licensees. The Company does not anticipate significant hair care franchise sales from new locations for fiscal 1997, due to increased competition for new locations, coupled with a longer period from a salon's opening until it achieves profitable operations.

              Franchise fee income decreased in the three months ended September 30, 1996 by $43,000, as compared to the three months ended September 30, 1995. Franchise fees, which are principally related to the New Area Development Program, will continue to decline as payments to the Company under notes obtained in connection with that Program, cease at the varying maturities of such notes.

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

              Interest and dividend income in the three months ended September 30, 1996 declined by $3,000 as a result of the decline in the amount of interest bearing notes receivable.

              In the three months ended September 30, 1996
              selling, general, and administrative expenses decreased by 17.7% or $126,000 from $711,000 in the three months ended September 30, 1995. The
              decreases are due in part   to lower general and
              administrative payroll costs and other overhead expenses.

              During the three months ended September 30, 1996 the Company had a gain of $4,000 from the abandonment/sale of assets as compared to a loss of $45,000 in the three months ended September 30, 1995. In the three months ended September 30, 1995, the Company closed five (5) salons. No salons were closed in the three months ended September 30, 1996.

              There was an income tax charge of $14,000 in the three months ended September 30, 1996 on income of $18,000 compared to an income tax charge of $8,000 in the three months ended September 30, 1995 on a loss of $112,000. In the three months ended September 30, 1995 the Company was not able to carryback for federal income tax purposes its net operating loss. Additionally, since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income in the three months ended September 30, 1996 and 1995.

              The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations, in the volume of business.

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



      DATE:  November 13, 1996