Form 10QSB/A
period 1995-09-30
CUTCO INDUSTRIES INC
filed 1996-11-15
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB/A

                                  FIRST AMENDMENT TO
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

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




        Date: November 15, 1996