Form 10QSB
period 1996-12-31
CUTCO INDUSTRIES INC
filed 1997-02-07
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended December 31, 1996     Commission file number 0-5223



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

       Number of common shares outstanding at February 5, 1997 is 780,625
       Transitional Small Business Disclosure:   Yes       No    X
                                                     -----     -----







                                CUTCO INDUSTRIES, INC.

                                      FORM 10-QSB

                                         INDEX



                                                                            Page

       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     December 31, 1996 and June 30, 1996                    1-2

                     Consolidated Condensed Statements of Operations -
                     Six and Three Months Ended December 31, 1996 and
                     1995                                                   3-4

                     Consolidated Condensed Statement of Shareholders'
                     Equity - Six Months Ended December 31, 1996              5

                     Consolidated Condensed Statements of Cash Flows -
                     Six Months Ended December 31, 1996 and 1995              6

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                      7

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     8-10




       PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K                    11


       SIGNATURES                                                             12






                           PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)
                                             December 31,      June 30,
                                                 1996            1996
                                             -------------   -------------

  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                   $654,381      $1,035,395
     Marketable securities                        642,652         565,725
     Notes and accounts receivable, net           429,194         426,539
     Merchandise inventory                        400,653         415,236
     Prepaid and refundable income taxes           18,964          12,851
     Deferred income taxes                        105,000         105,000
     Prepaid expenses and miscellaneous
        receivables                                57,919         102,164
                                             -------------   -------------
        TOTAL CURRENT ASSETS                    2,308,763       2,662,910
                                             -------------   -------------

  PROPERTY AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          1,902,727       2,305,969
     Leasehold improvements                        96,230         158,230
                                             -------------   -------------
                                                1,998,957       2,464,199
     Less accumulated depreciation
        and amortization                          862,734       1,373,794
                                             -------------   -------------
                                                1,136,223       1,090,405
                                             -------------   -------------

  OTHER ASSETS

     Notes receivable, noncurrent, net            104,319         120,898
     Deferred charges and other                   358,994         410,914
     Deposits                                     113,672         116,677
                                             -------------   -------------
                                                  576,985         648,489
                                             -------------   -------------
                                               $4,021,971      $4,401,804
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
  (UNAUDITED)
                                             December 31,      June 30,
                                                 1996            1996
                                             -------------   -------------


  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Accounts payable and accrued
        expenses                                 $820,762        $961,731
     Current portion of long-term debt             56,773          54,826
     Accrued and withheld taxes,
        other than income taxes                    50,080         159,303
     Income taxes payable                          23,514          21,221
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES                 951,129       1,197,081


  LONG-TERM DEBT                                  145,536         174,430

  DEPOSITS PAYABLE                                 52,499          55,637

  DEFERRED INCOME                                  37,426          35,714

  DEFERRED INCOME TAXES                           105,000         105,000
                                             -------------   -------------
        TOTAL LIABILITIES                       1,291,590       1,567,862
                                             -------------   -------------



  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          1,838,352       1,941,913
                                             -------------   -------------
                                                6,211,973       6,315,534

     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              2,730,381       2,833,942
                                             -------------   -------------
                                               $4,021,971      $4,401,804
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                      Six Months Ended
                                                                         December 31,
                                                                      1996          1995
                                                                   -----------   -----------
  Revenues:
     Owned retail stores                                           $4,223,319    $4,956,817
     Sales of equipment and products                                   79,997       111,248
     Royalties and service fees                                     1,006,243     1,049,769
     Franchise fee income                                              26,387       121,865
                                                                   -----------   -----------
                                                                    5,335,946     6,239,699
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            3,927,629     4,729,637
     Costs of equipment and products sold                              54,584        92,160
     Depreciation and amortization                                    227,633       294,341
     Selling, general and administrative expenses                   1,158,365     1,353,538
     Provision for doubtful accounts and notes receivable              78,000        60,000
                                                                   -----------   -----------
                                                                    5,446,211     6,529,676
                                                                   -----------   -----------

  Other income (loss):
     Interest and dividend income                                      42,135        45,243
     Interest expense                                                 (10,134)      (19,397)
     Loss on sale/abandonment of assets, net                          (27,689)     (106,662)
     Other income, net                                                 19,051        30,073
                                                                   -----------   -----------
                                                                       23,363       (50,743)
                                                                   -----------   -----------

  Loss before income taxes                                            (86,902)     (340,720)
  Income taxes                                                         16,659        14,953
                                                                   -----------   -----------
  Net loss                                                          ($103,561)    ($355,673)
                                                                   ===========   ===========

  Net loss per common share                                            ($0.13)       ($0.46)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========




  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                       Three Months Ended
                                                                         December 31,
                                                                      1996          1995
                                                                   -----------   -----------

  Revenues:
     Owned retail stores                                           $2,176,164    $2,415,502
     Sales of equipment and products                                   32,656        52,522
     Royalties and service fees                                       438,399       418,148
     Franchise fee income                                               7,346        59,879
                                                                   -----------   -----------
                                                                    2,654,565     2,946,051
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            2,016,646     2,276,528
     Costs of equipment and products sold                              23,307        41,778
     Depreciation and amortization                                    110,358       147,736
     Selling, general and administrative expenses                     572,941       642,282
     Provision for doubtful accounts and notes receivable              36,000        30,000
                                                                   -----------   -----------
                                                                    2,759,252     3,138,324
                                                                   -----------   -----------

  Other income (loss):
     Interest and dividend income                                      21,430        21,406
     Interest expense                                                  (4,649)       (9,379)
     Loss on sale/abandonment of assets, net                          (31,406)      (61,414)
     Other income, net                                                 13,939        12,790
                                                                   -----------   -----------
                                                                         (686)      (36,597)
                                                                   -----------   -----------

  Loss before income taxes                                           (105,373)     (228,870)
  Income taxes                                                          2,362         7,301
                                                                   -----------   -----------
  Net loss                                                          ($107,735)    ($236,171)
                                                                   ===========   ===========

  Net loss per common share                                            ($0.14)       ($0.30)
                                                                   ===========   ===========
  Weighted average number of shares outstanding                       780,625       780,625
                                                                   ===========   ===========




  See notes to unaudited consolidated condensed financial statements.


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
  SIX MONTHS ENDED DECEMBER 31, 1996



                                   Common Stock     Additional                   Treasury Stock
                                   ------------      Paid-In      Retained       --------------
                             Shares      Amount      Capital      Earnings     Shares      Amount       Total
                           ----------- ----------- ------------ ------------ ---------- ------------ -----------

  Balance at July 1, 1996   1,883,706    $188,371   $4,185,250   $1,941,913  1,103,081  ($3,481,592) $2,833,942

  Net loss                                                         (103,561)                           (103,561)

                           ----------- ----------- ------------ ------------ ---------- ------------ -----------
  Balance at December 31,
   1996 (Unaudited)         1,883,706    $188,371   $4,185,250   $1,838,352  1,103,081  ($3,481,592) $2,730,381
                           =========== =========== ============ ============ ========== ============ ===========





  See notes to unaudited consolidated condensed financial statements.


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES                                             Six Months Ended
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                           December 31,
                                                                                -----------------------------
                                                                                    1996            1995
                                                                                -------------   -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($103,561)      ($355,673)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
         Depreciation and amortization                                               227,633         294,341
         Provision for doubtful accounts and notes receivable                         78,000          60,000
         Loss on sale/abandonment of assets, net                                      27,689         106,662
         Changes in operating assets and liabilities, net of effect of acquisition and sale:
             Notes and accounts receivable                                           (44,076)         76,474
             Merchandise inventory                                                     7,399          22,014
             Prepaid and refundable income taxes                                      (6,113)         24,340
             Prepaid expenses and miscellaneous receivables                           44,245          37,334
             Deposits and other                                                          922          (1,904)
             Accounts payable and accrued expenses                                  (140,969)         12,433
             Accrued and withheld taxes, other than income taxes                    (109,223)       (118,419)
             Income taxes payable                                                      2,293         (18,407)
             Deposits payable                                                         (3,138)          2,520
             Deferred income                                                           1,712        (101,865)
                                                                                -------------   -------------
                                                                                     (17,187)         39,850
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property and equipment                                          (219,953)       (216,235)
       (Increase) decrease in marketable securities                                  (76,927)         (2,655)
       Proceeds from sale of property and equipment                                    5,000          14,070
       Payment for business acquired                                                 (45,000)        (15,000)
                                                                                -------------   -------------
     Net cash used in investing activities                                          (336,880)       (219,820)
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (26,947)        (40,216)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (26,947)        (40,216)
                                                                                -------------   -------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (381,014)       (220,186)
     Cash and cash equivalents at beginning of period                              1,035,395       1,096,793
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                     $654,381        $876,607
                                                                                =============   =============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                       $7,633         $10,659
       Income taxes                                                                  $18,594          $7,387
     Non cash investing and financing activities:
       Notes payable issued in connection with acquisition of salon                                  $20,000
       Notes and accounts receivable forgiven in connection
          with acquisition of salon                                                                  $49,960
       Notes and accounts receivable received in connection
          with sale of salon                                                         $20,000

  See notes to unaudited consolidated condensed financial statements.
                                                 -6-







                     CutCo Industries, Inc.

       Notes to Unaudited Consolidated Condensed Financial Statements

                             December 31, 1996



    Note 1 - Financial Statements

             The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1996 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

    Item  2.    Management's  Discussion and Analysis of
                Financial Condition and Results of Operations

                Six Months Ended December 31, 1996



    Liquidity and Capital Resources:

                Cash and cash equivalents were $654,381 at December 31, 1996, as compared to $1,035,395 at June 30,
                1996. In addition, at December 31, 1996, the Company had $642,652 of marketable securities, as compared to $565,725 at June 30, 1996. During the six months ended December 31, 1996, the primary use of the Company's capital resources was net cash used in investing activities of $337,000, as compared to $220,000 in the comparable 1995 period. In the six months ended December 31, 1996, the Company invested $220,000 in property and equipment and cash of $45,000 to acquire an accredited cosmetology technical training school. The Company had net purchases of marketable securities of $77,000, as compared to net sales of $3,000 in the six months ended December 31, 1995.

                The Company had a current ratio of 2.43 at December 31, 1996, as compared to 1.97 at December 31, 1995 and 2.22 at June 30, 1996.

                At December 31, 1996, commitments for capital expenditures and other investments did not exceed $300,000. Such commitments were for acquisition or construction of salons, salon refurbishing, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.


    Results of Operations:

                In the six and three months ended December 31, 1996, revenues from Company-owned salon operations decreased by 14.8% ($733,000) and 9.9% ($239,000), respectively, as compared to the same periods in 1995. The decrease in revenues is mainly attributable to a decrease in the average number of company-owned salons operating during the six and three months ending December 31, 1996. As of December 31, 1996, there were 41 company-owned salons, as compared to 46 at December 31, 1995. On a comparable basis, store sales for salons operating throughout the entire six and three month periods ended December 31, 1996 and 1995 declined by 2.4% and 1.1%, respectively. In the six and three months ended December 31, 1996, respectively, direct costs of Company-owned salons decreased by 17.0% ($802,000) and 11.4% ($260,000) over such total costs for the six and three months ended December 31, 1995. These variances are largely attributable to costs that fluctuate in direct relation to sales. However, the Company incurred decreased payroll and occupancy costs, as a percent of sales during the six months ended December 31, 1996 compared to the same period in 1995. During the three months ended December 31, 1996 as a percent of sales occupancy costs declined and payroll costs increased as compared to the respective 1995 period. During the six months ended December 31, 1996 the Company opened four salons, sold one salon to a licensee, closed three salons and acquired one accredited cosmetology technical training school. Management's policy is to close existing salons that do not meet its cash flow criteria.

                In the six and three month periods ended December 31, 1996, sales of equipment and products decreased by 28.1% ($31,000) and 37.8% ($20,000), respectively, compared to the same periods in 1995. Correspondingly, cost of equipment and products sold decreased by 40.8% and 44.2%, respectively, reflecting higher margins. The decrease in sales is due in part to the decreased number of franchised salons.

                In the six and three month periods ended December 31, 1996, royalties and service fees decreased by 4.1% ($44,000) and increased by 4.8% ($20,000), respectively, as compared to the same periods in 1995. The overall decrease is due in part to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (309 at
                December 31, 1994, 305 at December 31, 1995 and 284 at December 31, 1996).

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

                Franchise fee income decreased in the six and three month periods ended December 31, 1996 by 78.3% ($95,000) and 87.7% ($53,000), respectively, as compared to the same periods ended December 31, 1995. Franchise fees, which are principally related to the New Area Development Program, will continue to decline as payments to the Company under notes obtained in connection with that Program, cease at the varying maturities of such notes.

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

                In the six and three month periods ended December 31, 1996 selling, general, and administrative expenses decreased by 14.4% ($195,000) and 10.8% ($69,000), respectively, as compared to the same periods ended December 31, 1995. The decreases are due in part to lower general and administrative payroll costs.

                The income tax charges in the six and three month periods ended December 31, 1996 reflects that since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income.

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





  DATE:  February 7, 1997