Form 10QSB
period 1997-03-31
CUTCO INDUSTRIES INC
filed 1997-05-13
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended March 31, 1997        Commission file number 0-5223



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

       Number of common shares outstanding at May 9, 1997 is 780,625
       Transitional Small Business Disclosure:   Yes       No    X



                                CUTCO INDUSTRIES, INC.

                                      FORM 10-QSB

                                         INDEX



                                                                            Page

       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     March 31, 1997 and June 30, 1996                       1-2

                     Consolidated Condensed Statements of Operations -
                     Nine and Three Months Ended March 31, 1997 and
                     1996                                                   3-4

                     Consolidated Condensed Statement of Shareholders'
                     Equity - Nine Months Ended March 31, 1997                5

                     Consolidated Condensed Statements of Cash Flows -
                     Nine Months Ended March 31, 1997 and 1996                6

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                     7

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     8-10




       PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K                    11


       SIGNATURES                                                             12


                           PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)
                                               March 31,       June 30,
                                                 1997            1996
                                             -------------   -------------

  ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                   $415,417      $1,035,395
     Marketable securities                        642,772         565,725
     Notes and accounts receivable, net           368,828         426,539
     Merchandise inventory                        459,273         415,236
     Prepaid and refundable income taxes           21,405          12,851
     Deferred income taxes                        105,000         105,000
     Prepaid expenses and miscellaneous
        receivables                                57,779         102,164
                                             -------------   -------------

        TOTAL CURRENT ASSETS                    2,070,474       2,662,910
                                             -------------   -------------

  PROPERTY AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          2,058,477       2,305,969
     Leasehold improvements                        95,944         158,230
                                             -------------   -------------
                                                2,154,421       2,464,199

     Less accumulated depreciation
        and amortization                          939,445       1,373,794
                                             -------------   -------------
                                                1,214,976       1,090,405
                                             -------------   -------------

  OTHER ASSETS
     Notes receivable, noncurrent, net            111,495         120,898
     Deferred charges and other                   326,644         410,914
     Deposits                                     115,381         116,677
                                             -------------   -------------
                                                  553,520         648,489
                                             -------------   -------------
                                               $3,838,970      $4,401,804
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
  (UNAUDITED)
                                               March 31,       June 30,
                                                 1997            1996
                                             -------------   -------------


  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable and accrued
        expenses                                 $830,490        $961,731
     Current portion of long-term debt             57,767          54,826
     Accrued and withheld taxes,
        other than income taxes                    57,778         159,303
     Income taxes payable                          23,514          21,221
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES                 969,549       1,197,081


  LONG-TERM DEBT                                  130,718         174,430

  DEPOSITS PAYABLE                                 52,974          55,637

  DEFERRED INCOME                                  43,734          35,714

  DEFERRED INCOME TAXES                           105,000         105,000
                                             -------------   -------------
        TOTAL LIABILITIES                       1,301,975       1,567,862
                                             -------------   -------------



  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          1,644,966       1,941,913
                                             -------------   -------------
                                                6,018,587       6,315,534

     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              2,536,995       2,833,942
                                             -------------   -------------
                                               $3,838,970      $4,401,804
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                     Nine Months Ended
                                                                          March 31,
                                                                      1997          1996
                                                                     ------        ------

  Revenues:
     Owned retail stores                                           $5,859,681    $7,153,203
     Sales of equipment and products                                  115,086       167,290
     Royalties and service fees                                     1,369,862     1,439,773
     Franchise fee income                                              29,911       168,020
                                                                   -----------   -----------
                                                                    7,374,540     8,928,286
                                                                   -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                            5,513,771     6,757,667
     Costs of equipment and products sold                              81,390       123,974
     Depreciation and amortization                                    338,232       429,784
     Selling, general and administrative expenses                   1,760,776     1,919,485
     Provision for doubtful accounts and notes receivable              17,000        90,000
                                                                   -----------   -----------
                                                                    7,711,169     9,320,910
                                                                   -----------   -----------

  Other income (loss):
     Interest and dividend income                                      59,532        67,086
     Interest expense                                                 (14,301)      (24,343)
     Loss on sale/abandonment of assets, net                          (24,535)     (160,238)
     Other income, net                                                 37,968        44,814
                                                                   -----------   -----------
                                                                       58,664       (72,681)
                                                                   -----------   -----------

  Loss before income taxes                                           (277,965)     (465,305)
  Income taxes                                                         18,982        21,217
                                                                   -----------   -----------
  Net loss                                                          ($296,947)    ($486,522)
                                                                   ===========   ===========

  Net loss per common share                                            ($0.38)       ($0.62)
                                                                   ===========   ===========
  Weighted average number of common shares outstanding                780,625       780,625
                                                                   ===========   ===========




  See notes to unaudited consolidated condensed financial statements.

    CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    (UNAUDITED)
                                                                          Three Months Ended
                                                                             March 31,
                                                                         1997          1996
                                                                      -----------   -----------

    Revenues:
       Owned retail stores                                            $1,636,362    $2,196,386
       Sales of equipment and products                                    35,089        56,042
       Royalties and service fees                                        363,619       390,004
       Franchise fee income                                                3,524        46,155
                                                                      -----------   -----------
                                                                       2,038,594     2,688,587
                                                                      -----------   -----------
    Costs and Expenses:
       Direct costs of owned retail stores                             1,586,142     2,028,030
       Costs of equipment and products sold                               26,806        31,814
       Depreciation and amortization                                     110,599       135,443
       Selling, general and administrative expenses                      602,411       565,947
       Provision (recovery) for doubtful accounts and notes receivable   (61,000)       30,000
                                                                      -----------   -----------
                                                                       2,264,958     2,791,234
                                                                      -----------   -----------

    Other income (loss):
       Interest and dividend income                                       17,397        21,843
       Interest expense                                                   (4,167)       (4,946)
       Gain (loss) on sale/abandonment of assets, net                      3,154       (53,576)
       Other income, net                                                  18,917        14,741
                                                                      -----------   -----------
                                                                          35,301       (21,938)
                                                                      -----------   -----------

    Loss before income taxes                                            (191,063)     (124,585)
    Income taxes                                                           2,323         6,264
                                                                      -----------   -----------
    Net loss                                                           ($193,386)    ($130,849)
                                                                      ===========   ===========

    Net loss per common share                                             ($0.25)       ($0.17)
                                                                      ===========   ===========
    Weighted average number of common shares outstanding                 780,625       780,625
                                                                      ===========   ===========




    See notes to unaudited consolidated condensed financial statements.

     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
     NINE MONTHS ENDED MARCH 31, 1997



                                      Common Stock     Additional                   Treasury Stock
                                      ------------      Paid-In      Retained       --------------
                                Shares      Amount      Capital      Earnings     Shares      Amount       Total
                              ----------- ----------- ------------ ------------ ---------- ------------ -----------

     Balance at July 1, 1996   1,883,706    $188,371   $4,185,250   $1,941,913  1,103,081  ($3,481,592) $2,833,942

     Net loss                                                         (296,947)                           (296,947)

                              ----------- ----------- ------------ ------------ ---------- ------------ -----------
     Balance at March 31,
      1997 (Unaudited)         1,883,706    $188,371   $4,185,250   $1,644,966  1,103,081  ($3,481,592) $2,536,995
                              =========== =========== ============ ============ ========== ============ ===========


     See notes to unaudited consolidated condensed financial statements.





  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                                                     Nine Months Ended
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                             March 31,
                                                                                -----------------------------
                                                                                    1997            1996
                                                                                -------------   -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($296,947)      ($486,522)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
         Depreciation and amortization                                               338,232         429,784
         Provision for doubtful accounts and notes receivable                         17,000          90,000
         Loss on sale/abandonment of assets, net                                      24,535         160,238
         Changes in operating assets and liabilities, net of effect of acquisition and sale:
             Notes and accounts receivable                                            70,114         190,708
             Merchandise inventory                                                   (48,067)         67,591
             Prepaid and refundable income taxes                                      (8,554)         90,379
             Prepaid expenses and miscellaneous receivables                           44,385         (31,341)
             Deposits and other                                                       (1,917)         (5,894)
             Accounts payable and accrued expenses                                  (131,241)         26,434
             Accrued and withheld taxes, other than income taxes                    (101,525)       (139,322)
             Income taxes payable                                                      2,293         (18,844)
             Deposits payable                                                         (2,663)          1,602
             Deferred income                                                           8,020        (138,770)
                                                                                -------------   -------------
     Net cash provided by (used in) operating activities                             (86,335)        236,043
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property and equipment                                          (379,925)       (244,280)
       Increase in marketable securities                                             (77,047)         (2,376)
       Proceeds from sale of property and equipment                                    9,100          18,070
       Payment for business acquired                                                 (45,000)        (15,000)
                                                                                -------------   -------------
     Net cash used in investing activities                                          (492,872)       (243,586)
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (40,771)        (71,998)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (40,771)        (71,998)
                                                                                -------------   -------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (619,978)        (79,541)
     Cash and cash equivalents at beginning of period                              1,035,395       1,096,793
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                     $415,417      $1,017,252
                                                                                =============   =============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                      $11,093         $15,180
       Income taxes                                                                  $22,064         $10,783
     Non cash investing and financing activities:
       Notes payable issued in connection with acquisition of salon                                  $20,000
       Notes and accounts receivable forgiven in connection
          with acquisition of salon                                                                  $49,960
       Notes and accounts receivable received in connection
          with sale of salon                                                         $20,000         $59,600

  See notes to unaudited consolidated condensed financial statements.



                    CutCo Industries, Inc. and Subsidiaries
           Notes to Unaudited Consolidated Condensed Financial Statements

                               March 31, 1997




    Note 1 - Financial Statements

             The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1996 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations Nine Months Ended March 31, 1997



    Liquidity and Capital Resources:

         Cash and cash equivalents were $415,417 at March 31, 1997, as compared to $1,035,395 at June 30, 1996. In addition, at March 31, 1997, the Company had $642,772 of marketable securities, as compared to $565,725 at June 30, 1996. During the nine months ended March 31, 1997, the primary use of the Company's capital resources was net cash used in investing activities of $493,000, as compared to $244,000 in the comparable 1996 period. In the nine months ended March 31, 1997, the Company invested $380,000 in property and equipment and cash of $45,000 to acquire an accredited cosmetology technical training school. The Company had net purchases of marketable securities of $77,000, as compared to net purchases of $2,400 in the nine months ended March 31, 1996.

         The  Company had a current ratio of 2.14 at  March     31,
         1997, as compared to 2.01 at March 31, 1996 and 2.22 at June 30, 1996.

         At March 31, 1997, commitments for capital expenditures and other investments did not exceed $200,000. Such commitments were for acquisition or construction of salons, salon refurbishing, and other investments. The
         Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.


    Results of Operations:

         In the nine and three months ended March 31, 1997, revenues from Company-owned salon operations decreased by 18.1% ($1,294,000) and 25.5% ($560,000), respectively, as compared  to  the same periods in 1996.  The  decrease  in revenues is mainly attributable to a decrease in the average number of company-owned salons operating during the nine and three months ending March 31, 1997. The decrease also reflects the closing in January, 1997 of a high volume salon whose lease was not renewed by the Company. As of March 31, 1997, there were 42 company-owned salons, as compared to 43 at March 31,

         1996. On a comparable basis, store sales for salons oper-ating throughout the entire nine and three month periods ended March 31, 1997 and 1996 declined by 1.1% and 3.7%, respectively. In the nine and three months ended March 31, 1997, respectively, direct costs of Company- owned salons decreased by 18.4% ($1,244,000) and 21.8% ($442,000) over such total costs for the nine and three months ended March
         31, 1996.

         These variances are largely attributable to costs that fluctuate in direct relation to sales. However, the Company incurred decreased payroll and occupancy costs, as a percent of sales during the three months ended March 31, 1997 compared to the same period in 1996. During the nine months ended March 31, 1997 the Company opened six salons, sold one salon to a licensee, closed four salons and acquired one accredited cosmetology technical training school. Management's policy is to close existing salons that do not meet its cash flow criteria.

         In the nine and three month periods ended March 31, 1997, sales of equipment and products decreased by 31.2% ($52,000) and 37.4% ($21,000), respectively, compared to the same periods in 1996. Correspondingly, cost of equipment and products sold decreased by 34.4% and 15.8%, respectively. The decrease in sales is due in part to the decreased number of franchised salons.

         In the nine and three month periods ended March 31, 1997, royalties and service fees decreased by 4.9% ($70,000) and 6.8% ($26,000), respectively, as compared to the same periods in 1996. The overall decrease is due in part to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (305 at March 31, 1995, 301 at March 31, 1996 and 281 at March 31, 1997).

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

         Franchise fee income decreased in the nine and three month periods ended March 31, 1997 by 82.2% ($138,000) and 92.4% ($43,000), respectively, as compared to the same periods ended March 31, 1996. Franchise fees, which are principally related to the New Area Development Program, will continue to decline as payments to the Company under notes obtained in connection with that Program, cease at the varying maturities of such notes.

         The number of franchised salons has been steadily decreas-ing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise related reve-nues will continue for as long as the downward trend in the number of franchised salons continues.

         The lack of an adequate number of licensed hair stylists has become a major industry-wide problem and makes it difficult to recruit the required number of qualified personnel. The Company believes that the scarcity of hair stylists will continue to have a detrimental effect on salon operations and expansion by the Company and its licensees for as long as the situation continues.

         Inflation  has  not  materially  affected  the   Company's
         revenues and income during the past two fiscal years.

         In the nine and three month periods ended March 31, 1997 selling, general, and administrative expenses decreased by 8.3% ($159,000) and increased by 6.4% ($36,000), respectively, as compared to the same periods ended March 31, 1996. The decrease in the nine month period is due in part to lower general and administrative payroll costs and the increase in the three month period is due in part to operation of the cosmetology school acquired in September, 1996.

         The provision (recovery) for doubtful accounts and notes receivable declined for the nine and three month periods ended March 31, 1997 as compared to the same periods ended March 31, 1996 due in part to recoveries and evaluation of accounts previously deemed uncollectible. The allowance at March 31, 1997 was $374,674 as compared to $335,904 at June 30, 1996.

         The income tax charges in the nine and three month periods ended March 31, 1997 reflects that since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income.

         The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations, in the volume of business.
                                    -10-



         Part II - Other Information




    Item 6.  Exhibits and Reports on Form 8-K

             a)  Not Applicable.

             b)  None.

                                       -11-



                    CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES






       In  accordance  with  the requirements of the  Exchange  Act,  the

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





       DATE:  May 13, 1997


                                   -12-