Form 10KSB
period 1997-06-30
CUTCO INDUSTRIES INC
filed 1997-09-26
CIK 26379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997           Commission file number: 0-5223

                             CUTCO INDUSTRIES, INC.
                 (Name of Small Business Issuer in its Charter)

       New York                                   11-1771806
(State of Incorporation)              (I.R.S. Employer Identification No.)

6900 Jericho Turnpike, Syosset, New York                           11791
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's telephone number, including area code:  (516) 677-0320

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

Check whether the Issuer (sometimes hereinafter called the "Registrant"): (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.  $9,762,029

State the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $602,340 as of September 8, 1997.

There were 780,625 shares of Common Stock outstanding as of September 8, 1997.

Transitional Small Business Disclosure Format (check one).  Yes      No  X

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                        FOR THE YEAR ENDED JUNE 30, 1997

INFORMATION REQUIRED IN ANNUAL REPORT OF SMALL BUSINESS ISSUERS

                                     PART I

Item 1.  Description of Business.

     CutCo Industries, Inc. (the "Company") is a New York corporation organized in 1955. It is engaged primarily in the operation of hair care salons under the names "Haircrafters" and "Great Expectations Precision Haircutters" and franchising activities, including the franchising of hair care salons under such names. The Company also presently owns and operates, through wholly-owned subsidiaries, a Natisse International full service hair care and beauty salon, in Fort Worth, Texas, and directly owns and operates hair care salons in California under the name "Freestyle." As of September 8, 1997, the Company owned and operated 44 and franchised 277 hair care salons.

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

     In September 1996, the Company acquired a cosmetology technical training school in Easley, South Carolina which operates in a 3,000 square foot retail location at an annual rental of $12,000 under a lease expiring December 31, 1998.

     As of September 8, 1997, the Company owned and operated 30 Haircrafters salons, 10 Great Ex salons, 3 Freestyle salons, and 1 Natisse salon in the United States, including salons in California, Florida, Georgia, Illinois, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas.

     As of September 8, 1997, the Company's franchisees (including subfranchisees) operated 221 Haircrafters salons, 54 Great Ex salons and 2 Natisse salon in the United States and Canada.

     The Company's standard franchise agreement grants a franchisee the right to use the Company's proprietary names and marks in accordance with the Company's system, which includes standards and specifications related to products and services sold, maintenance of premises and employee conduct. A franchisee is required to pay an initial fee, currently $20,000 for the Haircrafters and Great Ex programs, and a weekly royalty, currently 6% of gross sales from the franchisee's salon. The Company also presently offers a variety of discount programs under which a franchisee operating multiple salons may be entitled to discounts of 25% of the initial franchise fee on any additional franchises he may purchase. The franchise agreement has an initial term of 15 years, with three five-year renewal options. The Company shares the initial franchise fees and royalties received on account of subfranchises sold by its area distributors, who perform continuing services for such subfranchisees. In fiscal 1997, the Company granted one franchise for a hair care salon under the Haircrafters name.

     In 1992 the Company introduced a New Area Development program, under which qualified existing franchisees could acquire an exclusive territory for the operation of existing and additional salons, in consideration of an initial fee (which could be financed over four years) based on a percentage of sales of the franchisee's existing salons and the franchisee's agreement to open and maintain a minimum number of additional salons within the exclusive territory. The additional salons would be opened by the franchisee at a reduced license fee, and the royalties payable by the franchisee with respect to any salon operated within the exclusive territory (including existing salons) would be reduced by 50%. At September 8, 1997, there were 40 licensed salons operating under the New Area Development Program. The Company no longer offers this program.

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

     In addition to the Haircrafters and Great Ex programs, the Company is engaged in the hair care and beauty salon business through the three Company-owned and operated Freestyle salons, all of which are located in California. In addition, the Company, through a wholly-owned subsidiary, presently owns and operates one Natisse International salon in Fort Worth, Texas.

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

     The Company made no material expenditures on Company-sponsored research and development or customer-sponsored research activities relating to products, services or techniques during fiscal 1996 or fiscal 1997.

     As of September 8, 1997, the Company employed approximately 350 persons, including employees of its subsidiaries, approximately 235 of whom are full time employees.

     The Company does not expect that compliance with federal, state and local regulations, enacted or adopted, relating to the discharge of materials into the environment, will materially affect the Company's capital expenditures, earnings or competitive position.


Item 2.  Description of Property.

     The Company's principal executive offices are located in approximately 5,400 square feet of office space at 6900 Jericho Turnpike, Syosset, New York, under a lease expiring in February 1999. The current annual rental payable by the Company is approximately $75,000.

     In addition, the Company leases approximately 5,000 square feet of warehouse space in Jericho, New York under a lease expiring in June 1999 at an annual rental of $50,000.

     Wholly-owned subsidiaries of the Company lease the premises for each of the 44 Company-owned salons in existence at September 8, 1997. These leases expire at various times up to 2007 and some contain options to renew.

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

          Not applicable.

                   [Balance of page left blank intentionally.]

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

                           Year ended              Year ended
                         June 30, 1997            June 30, 1996
                      -------------------         ----------------
                      High            Low         High        Low

------------------------------------------------------------------
1st Quarter           2.00            1.32       $1.25       $1.25

2nd Quarter           1.50            1.32       $1.25       $ .75

3rd Quarter           1.50            1.13       $1.38       $ .75

4th Quarter           1.38            1.13       $1.63       $1.38

     (b) As of September 8, 1997, the Company had approximately 269 security holders of record, not including owners whose holdings are in single accounts of clearing houses or broker nominees.

     (c) The Company did not pay any dividends in fiscal 1997 or fiscal 1996.


Item 6.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operation.

Liquidity and Capital Resources:

     Cash and cash equivalents were $550,840 at June 30, 1997, as compared to $1,035,395 at June 30, 1996. In addition, the Company had marketable securities of $499,383 at June 30, 1997, as compared to $565,725 at June 30, 1996. In fiscal 1997, the primary source of the Company's liquidity and capital resources was net cash provided by operating activities of $39,000, as compared to $596,000 in fiscal 1996. In fiscal 1997, the Company had net sales of marketable securities of $66,000, as compared to net purchases of $298,000 in fiscal 1996. In fiscal 1997, the Company invested $496,000 to purchase property, plant and equipment, and cash of $45,000 to acquire a cosmetology technical training school, as compared to total expenditures of $287,000 and cash of $15,000 to purchase a salon business, respectively, in fiscal 1996.

     The Company had a current ratio of 1.87 at June 30, 1997, as compared to
2.22 at June 30, 1996.

     At June 30, 1997, commitments for capital expenditures and other investments did not exceed $100,000. Such commitments were for acquisition or construction of salons, salon refurbishing and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

Results of Operations:

     In fiscal 1997, revenues from Company-owned salon operations decreased by 17.7%, or $1,646,000, over revenues for fiscal 1996. The decrease in revenues was mainly attributable to a decrease in the average number of Company-owned salons operating during fiscal 1997. The decrease also reflects the closing in January 1997 of a high volume salon whose lease was not renewed by the Company. As of June 30, 1997, there were 44 Company- owned salons, as compared to 41 at June 30, 1996 and 53 at June 30, 1995. Comparable store sales operating throughout the entire years ended June 30, 1997 and June 30, 1996 declined by 4.3% in 1997 from 1996. In fiscal 1997, direct costs of Company-owned salons decreased by 17.3%, or $1,506,000, over such total costs for fiscal 1996. These variances are largely attributable to costs that fluctuate in direct relation to sales. During fiscal 1997, the Company opened 9 salons, sold 1 salon, closed 5 salons, and acquired one cosmetology technical training school.

     Management will continue to close existing salons that do not meet its cash flow criteria.

     Sales of equipment and products decreased by 9.8% or $21,000 in fiscal 1997, as compared to fiscal 1996. Correspondingly, cost of equipment and products sold decreased by 10.9% or $19,000, reflecting higher margins. The decrease in sales is due in part to the decreased number of franchised salons.

     Royalties and service fees decreased by 5.2% or $102,000, in fiscal 1997, as compared to 1996. This decrease is due to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (303 at June 30, 1995, 292 at June 30, 1996 and 276 at June 30, 1997). The Company granted two new franchises in fiscal 1994, one in 1995, four in 1996 and one in 1997.

     The Company expects the decline in royalties and franchise fees to continue as a result of attrition of existing licensees, without replacements with new licensees. The Company does not anticipate significant hair care franchise sales from new locations for fiscal 1998, due to increased competition for new locations, coupled with a longer period from a salon's opening until it achieves profitable operations.

     Franchise fee income decreased in fiscal 1997 by $162,000, as compared to fiscal 1996. Franchise fees, which are principally related to the Company's discontinued New Area Development Program, will continue to decline as payments to the Company under notes obtained in connection with that Program, cease at the varying maturities of such notes.

     The number of franchised salons has been steadily decreasing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise- related revenues will continue for as long as the downward trend in the number of franchised salons continues.

     Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

     In fiscal 1997, selling, general and administrative expenses decreased by 5.3%, or $135,000, from $2,525,000 in fiscal 1996 to $2,390,000 in fiscal 1997, due to lower payroll costs.

     There was a decrease in the net loss on sale/abandonment of assets of $154,000 from fiscal 1996 to fiscal 1997, which is primarily associated with the closing of 5 salons in fiscal 1997, as compared to the closing of fourteen (14) salons in fiscal 1996.

     There was an income tax charge of $20,000 in fiscal 1997 on a loss of $396,000, which consists of $20,000 of state income taxes, net of an increase in the valuation allowance of $146,000. There was an income tax charge of $8,000 in fiscal 1996, on a loss of $369,000, which represents $25,000 of state income taxes, net of a decrease in the valuation allowance of $17,000. Since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income in fiscal 1997 and 1996. The Company has not recognized the future tax benefit of its net operating loss carryforwards, because presently the Company cannot reasonably estimate the benefits that may be realized upon profitable future operations.

     The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations in the volume of business.


Item 7.  Financial Statements.


          (Response begins on next page, numbered F-1.)


Item 8.  Changes in and Disagreements with Accountants.

          Not applicable.

                                 C O N T E N T S


                                                                     Page
                                                                     ----


Report of Independent Certified Public Accountants                    F-2


Financial Statements

      Consolidated Balance Sheets                                     F-3

      Consolidated Statements of Operations                           F-5

      Consolidated Statement of Shareholders' Equity                  F-6

      Consolidated Statements of Cash Flows                           F-7

      Notes to Consolidated Financial Statements                   F-9 - F-21

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
    CutCo Industries, Inc.

We have audited the accompanying consolidated balance sheets of CutCo Industries, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CutCo Industries, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Melville, New York
August 29, 1997

                     CutCo Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                    ASSETS

                                                          1997           1996
                                                       ----------     ----------

CURRENT ASSETS
    Cash and cash equivalents                          $  550,840     $1,035,395
    Marketable securities                                 499,383        565,725
    Notes and accounts receivable, net                    377,514        426,539
    Merchandise inventory                                 376,797        415,236
    Deferred income taxes                                 120,000        105,000
    Prepaid expenses, taxes and miscellaneous
       receivables                                        131,211        115,015
                                                       ----------     ----------

           Total current assets                         2,055,745      2,662,910


PROPERTY AND EQUIPMENT - AT COST
    Furniture, fixtures and equipment                   2,137,829      2,305,969
    Leasehold improvements                                 95,944        158,230
                                                       ----------     ----------

                                                        2,233,773      2,464,199
    Less accumulated depreciation and
       amortization                                     1,010,791      1,373,794
                                                       ----------     ----------

                                                        1,222,982      1,090,405


OTHER ASSETS
    Notes receivable, noncurrent, net                      78,574        120,898
    Deferred charges and other                            287,639        410,914
    Deposits                                              105,885        116,677
                                                       ----------     ----------

                                                          472,098        648,489
                                                       ----------     ----------

                                                       $3,750,825     $4,401,804
                                                       ==========     ==========


The accompanying notes are an integral part of these statements.

                     CutCo Industries, Inc. and Subsidiaries

                                    June 30,


                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              1997           1996
                                                          -----------    -----------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                 $   823,323    $   961,731
    Current portion of long-term debt                         167,558         54,826
    Accrued and withheld taxes, other than
       income taxes                                            75,167        159,303
    Income taxes payable                                       31,453         21,221
                                                          -----------    -----------

         Total current liabilities                          1,097,501      1,197,081

LONG-TERM DEBT                                                  6,860        174,430

DEPOSITS PAYABLE                                               62,499         55,637

DEFERRED INCOME                                                45,709         35,714

DEFERRED INCOME TAXES                                         120,000        105,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock, $.10 par value; authorized, 5,000,000
       shares; issued, 1,883,706 shares                       188,371        188,371
    Additional paid-in capital                              4,185,250      4,185,250
    Retained earnings                                       1,526,227      1,941,913
                                                          -----------    -----------

                                                            5,899,848      6,315,534

    Less common stock held in treasury - at cost           (3,481,592)    (3,481,592)
                                                          -----------    -----------

                                                            2,418,256      2,833,942
                                                          -----------    -----------

                                                          $ 3,750,825    $ 4,401,804
                                                          ===========    ===========


The accompanying notes are an integral part of these statements.

                     CutCo Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year ended June 30,

                                                               1997            1996
                                                           ------------    ------------
Revenues
    Owned retail stores                                    $  7,662,343    $  9,308,571
    Sales of equipment and products                             192,510         213,371
    Royalties and service fees                                1,871,050       1,972,821
    Franchise fee income                                         36,126         197,784
                                                           ------------    ------------

                                                              9,762,029      11,692,547
                                                           ------------    ------------

Costs and expenses
    Direct costs of owned retail stores                       7,202,762       8,708,585
    Cost of equipment and products sold                         156,106         175,190
    Depreciation and amortization                               462,774         573,377
    Selling, general and administrative expenses              2,390,029       2,524,784
    Provision for doubtful accounts and notes receivable         35,000          20,000
                                                           ------------    ------------

                                                             10,246,671      12,001,936
                                                           ------------    ------------

         Loss from operations                                  (484,642)       (309,389)
                                                           ------------    ------------

Other income (loss)
    Interest and dividend income                                 79,215          87,953
    Interest expense                                            (19,323)        (32,158)
    Loss on sale/abandonment of assets                          (45,546)       (199,274)
    Other income, net                                            74,610          83,680
                                                           ------------    ------------

                                                                 88,956         (59,799)
                                                           ------------    ------------

         Loss before income taxes                              (395,686)       (369,188)

Income tax provision                                             20,000           8,000
                                                           ------------    ------------

         NET LOSS                                          $   (415,686)   $   (377,188)
                                                           ============    ============

    Net loss per common share                              $       (.53)   $       (.48)
                                                           ============    ============

Weighted average number of common shares outstanding            780,625         780,625
                                                           ============    ============


The accompanying notes are an integral part of these statements.

                     CutCo Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       Years ended June 30, 1997 and 1996


                         Common stock            Additional                      Treasury stock
                  --------------------------      paid-in       Retained    -------------------------
                     Shares         Amount        capital       earnings      Shares         Amount         Total
                  -----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at June
   30, 1995         1,883,706    $   188,371    $ 4,185,250   $ 2,319,101     1,103,081   $(3,481,592)   $ 3,211,130

Net loss                                                         (377,188)                                  (377,188)
                  -----------    -----------    -----------   -----------   -----------   -----------    -----------


Balance at June
   30, 1996         1,883,706        188,371      4,185,250     1,941,913     1,103,081    (3,481,592)     2,833,942

Net loss                                                         (415,686)                                  (415,686)
                  -----------    -----------    -----------   -----------   -----------   -----------    -----------


Balance at June
   30, 1997         1,883,706    $   188,371    $ 4,185,250   $ 1,526,227     1,103,081   $(3,481,592)   $ 2,418,256
                  ===========    ===========    ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of this statement.

                     CutCo Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                        1997         1996
                                                                      ---------    ---------
Cash flows from operating activities
    Net loss                                                          $(415,686)   $(377,188)
                                                                      ---------    ---------
    Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation and amortization of property
           and equipment                                                322,837      412,681
         Amortization of intangibles                                    139,937      160,696
         Provision for doubtful accounts and notes
           receivable                                                    35,000       20,000
         Loss on sale and abandonment of
           property and equipment, net                                   45,546      199,274
         Deferred income tax benefit                                                 (17,000)
         Changes in operating assets and liabilities, net of effect of acquisitions and disposition
              Notes and accounts receivable                              76,349      317,554
              Merchandise inventory                                      34,409      104,946
              Prepaid expenses, taxes and miscellaneous receivables     (16,196)      64,201
              Deposits and other                                         12,273        6,890
              Accounts payable and accrued expenses                    (138,408)     (35,439)
              Accrued and withheld taxes, other than income taxes       (84,136)     (44,864)
              Income taxes payable                                       10,232      (10,055)
              Deposits payable                                            6,862       (9,223)
              Deferred income                                             9,995     (196,748)
                                                                      ---------    ---------

                                                                        454,700      972,913
                                                                      ---------    ---------

         Net cash provided by operating activities                       39,014      595,725
                                                                      ---------    ---------

Cash flows from investing activities
    Purchases of property, plant and equipment                         (496,484)    (286,987)
    Proceeds from sale of property, plant and equipment                   9,720       34,956
    (Purchase) sale of marketable securities, net                        66,342     (298,139)
    Expenditures for start-up and other deferred costs                   (3,309)      (2,489)
    Payments for businesses acquired                                    (45,000)     (15,000)
                                                                      ---------    ---------

         Net cash used in investing activities                         (468,731)    (567,659)
                                                                      ---------    ---------

                     CutCo Industries, Inc. and Subsidiaries

                               Year ended June 30,




                                                                  1997           1996
                                                              -----------    -----------
Cash flows from financing activities
    Principal payments on loans                               $   (54,838)   $   (89,464)
                                                              -----------    -----------

         Net cash used in financing activities                    (54,838)       (89,464)
                                                              -----------    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS               (484,555)       (61,398)

 Cash and cash equivalents at beginning of year                 1,035,395      1,096,793
                                                              -----------    -----------

 Cash and cash equivalents at end of year                     $   550,840    $ 1,035,395
                                                              ===========    ===========



 Supplemental  disclosures of cash flow  information:
   Cash paid during the year for:
       Interest                                               $    14,310    $    26,901
       Income taxes                                                23,256         14,171

    Noncash investing and financing activities:
       Notes payable issued in connection with acquisition
          of salons                                                               20,000
       Notes and accounts receivable forgiven in connection
          with acquisition of salons                                              49,960
       Notes and accounts receivable received in connection
          with sale of salons                                      20,000         59,600



The accompanying notes are an integral part of these statements.

                     CutCo Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996



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

     2.   Investments in Marketable Securities

          Investments in marketable securities at June 30, 1997, consisting of U.S. Treasury Notes due within one year (approximately $450,000) and mutual funds (approximately $49,000), have been classified as "available for sale securities" and are reported at fair value which approximates cost. Changes in the fair value of "available for sale securities" are classified as a separate component of shareholders' equity, net of any related tax effects. As of June 30, 1997 and 1996, fair value approximates cost.

     3.   Merchandise Inventory

          Inventory, consisting primarily of merchandise held for resale, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     4.   Property and Equipment

          Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (generally 5 to 10 years on a straight-line basis). Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE A (continued)

     5.   Intangible and Other Assets

          The excess of cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 10 or 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill and other intangible assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

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

     8.   Net Loss Per Common Share

          Net loss per common share is based upon the weighted average number of common shares outstanding during the year. The effect of stock options on the calculation of net income per common share was antidilutive in 1997 and 1996.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE A (continued)

     9.   Stock-Based Compensation Plans

          The Company maintains two stock option plans, as more fully described in Note F to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation").

     10.  Statement of Cash Flows

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     11.  Business Concentrations and Financial Instruments

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

     12.  Use of Estimates

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

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE A (continued)

     13.  Accounting Pronouncements Not Yet Adopted

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the consolidated financial statements.

NOTE B - ACQUISITIONS

     During fiscal 1997, the Company acquired a cosmetology technical training school for $45,000 in cash. The excess cost over fair value of assets acquired of $20,000 was recorded in connection with this acquisition.

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

     These acquisitions have been accounted for as purchases, and, accordingly, the operating results of the acquired salons are included in the Company's consolidated results of operations from the date of acquisition. The Company allocates the total consideration to the assets acquired based on their estimated fair value. Consolidated pro forma operating results as though the salons were acquired at the beginning of the respective fiscal years are not presented as the pro forma results are not materially different from those of the Company.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE C - NOTES AND ACCOUNTS RECEIVABLE

     Notes and accounts receivable consist of the following:

                                                              June 30,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------

     Notes receivable                                  $315,240       $394,735
     Less noncurrent portion                            172,574        244,898
                                                       --------       --------

     Notes receivable, current portion                  142,666        149,837
     Accounts receivable                                493,889        488,606
                                                       --------       --------

                                                        636,555        638,443
     Less allowance for doubtful accounts
         and notes                                      259,041        211,904
                                                       --------       --------

                                                       $377,514       $426,539
                                                       ========       ========

     Notes receivable, noncurrent                      $172,574       $244,898
     Less allowance for doubtful notes                   94,000        124,000
                                                       --------       --------

     Notes receivable, noncurrent, net                 $ 78,574       $120,898
                                                       ========       ========

     Through fiscal 1994, the Company received notes aggregating $895,119 in connection with the sale of area franchise rights. The notes are receivable in 48 equal installments with interest, and the related franchise fee income will be recognized as the notes are collected. During fiscal 1997 and 1996, the Company recognized $30,626 and $170,034, respectively, of franchise fee income relating to the collection of such notes. At June 30, 1997 and 1996, the franchise fee income relating to the outstanding balances of $1,087 and $31,714, respectively, included in notes receivable has been deferred.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE D - DEFERRED CHARGES AND OTHER

     Deferred charges and other consist of the following:

                                                                                                           Amortization
                                                                                                              period
                                                                                June 30,                    (straight-
                                                                      ------------------------------
                                                                         1997               1996           line method)
                                                                      -----------         ----------       ------------

       Deferred costs relating to area distributorships                  $ 11,357          $ 11,357             10 years
       Goodwill                                                            94,470            85,950         10 -15 years
       Intangible assets - licensing rights (a)                           451,841           451,841              6 years
       Noncompetition covenants                                           190,000           190,000              5 years
       Other                                                               33,870           133,493              Various
                                                                         --------          --------

                                                                          781,538           872,641
       Less accumulated amortization                                      493,899           461,727
                                                                         --------          --------

                                                                         $287,639          $410,914
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

          The Company believes that the initial proceeds from the sale, including the estimated future royalties, will be sufficient to recover the value of the Four Star Pizza net assets sold and licensed. The initial consideration of $200,000 has been first applied to reduce tangible assets sold and then to reduce other intangible assets. The remaining asset, principally the master license agreement in the amount of $451,841, is being amortized on a straight-line basis over its remaining useful life through June 1999. No gain or loss was recognized for this transaction.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE E - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                         June 30,
                                             --------------------------------
                                                1997                   1996
                                             ---------               --------

     Promissory notes                        $ 174,418               $229,256
     Less current portion                      167,558                 54,826
                                             ---------               --------

                                             $   6,860               $174,430
                                             =========               ========


     On April 12, 1993, the Company issued two unsecured promissory notes of $190,000 and $160,000 in connection with an acquisition of eight salons. These notes are payable in 59 equal monthly installments consisting of principal and interest (8.5%) in the amounts of $2,985 and $2,513, respectively, which commenced on May 12, 1993 and mature on April 12, 1998, with final payments of $66,500 and $56,000, respectively. Annually, in the event the prime rate exceeds 7%, such notes shall bear interest at the prime rate, and the remaining balance of the note shall be amortized in equal monthly payments as if the original maturity date was April 12, 2000.

     On September 23, 1995, the Company issued a $20,000 promissory note in connection with the acquisition of one salon. This note is payable in 48 monthly installments consisting of principal and interest (7%) of $479, with final payment in September 1999.

     Maturities of long-term debt are as follows:

            Year ended June 30,
                     1998                           $167,558
                     1999                              5,439
                     2000                              1,421
                                                    --------

                                                    $174,418
                                                    ========

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE F - STOCK OPTION PLANS

     The Company has incentive stock option plans, as amended, which became effective in 1987 and 1990. The exercise price of options granted under the plans shall not be at less than the fair value at date of grant. Subject to termination of employment, options granted expire up to ten years from date of grant, and are nontransferable other than on death. Options become exercisable at the rate of twenty-five percent per year, commencing with the date of grant. Options for persons who attain fifteen years of service with the Company are fully exercisable on the date granted.

     The following summarizes the changes in options outstanding under the Company's stock option plans for the two years ended June 30, 1997:

                                                                                                               Weighted-
                                                                                         Option                 average
                                                                    Number               price                 exercise
                                                                   of shares            per share               price
                                                                   ---------            ---------               -----

       Outstanding at June 30, 1995                                  31,000           $1.75 -  3.03             $2.82
          Cancelled                                                  (5,000)           1.25 -  2.75              1.95
          Granted                                                   106,000            1.25 -  1.38              1.30
                                                                    -------

       Outstanding at June 30, 1996                                 132,000           $1.25 -  3.03             $1.63
                                                                    =======

       Outstanding at June 30, 1997                                 132,000           $1.25 -  3.03             $1.63
                                                                    =======

       Amounts exercisable at
          June 30, 1997                                             105,000           $1.25 -  3.03             $1.73
                                                                    =======

     At June 30, 1997 and 1996, the Company had 52,000 shares available for grant.

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                     Weighted-
                                      Number          average         Weighted-
                                    outstanding      remaining         average
                                        and         contractual       exercise
     Range of exercise prices       exercisable    life (months)        price
     ------------------------       -----------    -------------        -----

         $1.25 - $1.375                77,000         101              $1.32

         $2.75 - $3.03                 28,000          75               2.87

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE F (continued)

     The weighted-average option fair value on the grant date was $.48 for options issued during the years ended June 30, 1996 and 1997.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended June 30:

                                                   1996                 1997
                                               ------------          ---------

        Net loss
            As reported                           $(377,188)        $(415,686)
            Pro forma                              (379,726)         (418,224)
        Loss per common share
            As reported                               $(.48)            $(.53)
            Pro forma                                  (.49)             (.54)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1996 and 1997: expected volatility of 30%; risk-free interest rate of 5.7%; and expected term of 5 years for both years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE G - INCOME TAXES

     The Company and its subsidiaries file a consolidated Federal income tax return and separate state and local returns.

     The components of the provision for income taxes are as follows:

                                                     Year ended June 30,
                                                  1997                  1996
                                                  ----                  ----
         Current
            State                               $20,000              $  25,000

         Deferred
             Federal                                                   (17,000)
                                                -------              ---------

                                                $20,000              $   8,000
                                                =======              =========

     The reasons for the difference between the total tax provision (benefit) and the amount computed by applying the statutory Federal income tax rate to the loss before income taxes are as follows:

                                                        Year ended June 30,
                                                   --------------------------
                                                      1997             1996
                                                   ---------        ---------

     Expected tax benefit                          $(135,000)       $(126,000)
     State and local income taxes, net of
         Federal income tax benefit                   13,000           17,000
     Increase in valuation allowance                 146,000          136,000
     Other                                            (4,000)         (19,000)
                                                   ---------        ---------

     Income tax provision                          $  20,000        $   8,000
                                                   =========        =========

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE G (continued)

     Deferred tax assets (liabilities) are comprised of the following:

                                                            1997             1996
                                                          ---------        ---------

     Gross deferred tax liability
         Depreciation                                     $(120,000)       $(105,000)
                                                          ---------        ---------

     Gross deferred tax assets
         Deferred compensation expense                                        23,000
         Bad debt reserves                                  120,000          104,000
         Net operating loss carryforward                    394,000          247,000
         Tax credits                                         45,000           23,000
         Other                                                6,000            7,000
                                                          ---------        ---------

                                                            565,000          404,000

     Valuation allowance                                   (445,000)        (299,000)
                                                          ---------        ---------

              Net deferred tax assets                       120,000          105,000
                                                          ---------        ---------

              Net deferred tax liability                  $    --          $    --
                                                          =========        =========

     The Company has net operating loss and tax credit carryforwards of $1,159,000 and $45,000, respectively, expiring through 2012.

NOTE H - FRANCHISING INFORMATION

     The Company operates a chain of its own hair care salons and has granted franchises for hair care salons throughout the United States. As of June 30, 1997, there were 44 Company-owned salons in operation, compared to 41 at June 30, 1996. The number of franchised salons at June 30, 1997 was 276, compared to 292 at June 30, 1996. During the year ended June 30, 1997, the Company closed 5 salons, sold 1 salon, opened 9 new salons and acquired one cosmetology technical training school. The Company did not record any initial franchise fees during the year ended June 30, 1997 and recorded fees relating to two hair care salons during the year ended June 30, 1996.

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



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

          The following is a schedule of approximate minimum rentals and subrental income under noncancellable operating leases having an initial or remaining term of more than one year as of June 30, 1997:

                                                                                 Minimum
                                                                                amounts to
                                                                                be received                Net
                                                         Minimum                   from                   minimum
                                                         rentals                 subleases               rentals
                                                         -------                 ---------               -------
     Year ending June 30,
         1998                                           $2,405,000              $1,128,000             $1,277,000
         1999                                            2,040,000                 963,000              1,077,000
         2000                                            1,429,000                 736,000                693,000
         2001                                            1,097,000                 608,000                489,000
         2002                                              802,000                 511,000                291,000
         Thereafter                                        835,000                 593,000                242,000
                                                        ----------              ----------             ----------

                                                        $8,608,000              $4,539,000             $4,069,000
                                                        ==========              ==========             ==========


         The following is a schedule of approximate rental expense (net of sublease rental income) for the years ended June 30, 1997 and 1996:

                                                                                  1997                    1996
                                                                               ----------              ----------
     Minimum rentals                                                           $1,095,000              $1,265,000
     Percentage rentals, real estate taxes
         and other expenses                                                       276,000                 353,000
                                                                               ----------              ----------

                                                                               $1,371,000              $1,618,000
                                                                               ==========              ==========

                     CutCo Industries, Inc. and Subsidiaries

                             June 30, 1997 and 1996



NOTE I (continued)

     2. The Company has been named as a defendant in various lawsuits. Management believes, after consultation with counsel, that the disposition of such litigation will not have a material effect on the Company's financial position or results of operations.

     3. During the year ended June 30, 1990, the Company entered into various consulting and noncompetition agreements expiring in 1999, with the former principals of two businesses acquired. The agreements provide for monthly payments and various fees as defined in the agreements. During fiscal 1997 and 1996, approximately $27,000 and $31,000, respectively, has been charged to expense for these agreements.


NOTE J - RETIREMENT PLAN

     During the fiscal year ended June 30, 1996, the Company implemented a 401(k) Plan that is available to substantially all employees, to which the Company may elect to contribute to the Plan as determined by the Board of Directors. For the year ended June 30, 1997, the Company did not contribute to the Plan and contributed approximately $14,000 in the year ended June 30, 1996.

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a).


     The following list sets forth information as of September 8, 1997, as to all directors and executive officers of the Company during its 1997 fiscal year:

     MARVIN W. MARCUS, age 72, has been Chairman of the Board of Directors of the Company since October 1, 1986 and Vice President-Financial Planning since May 1984. Mr. Marcus has also been a director of the Company since 1970. From 1970 until April 1984, he served as Secretary/Treasurer and Chief Financial Officer of the Company. He is a certified public accountant and for more than twenty years has been a principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York.

     DON VONLIEBERMANN, age 59, has been President of the Company since October 1, 1986, and a director since 1975. Mr. vonLiebermann had been Vice President, and thereafter Executive Vice President, of the Company from 1970 until he became President of the Company.

     MICHAEL P. KRAMER, age 52, has served as Vice President-Finance and Treasurer of the Company since May 1984 and as a director of the Company since November 1984.

     JOHN H. DANIELS, age 69, has been a partner in the Mineola, New York law firm of John H. Daniels since 1958. Mr. Daniels is a director and past president of the Nassau Lawyers Association and owns and manages commercial real estate in New York State. Mr. Daniels is the brother-in-law of Marvin W. Marcus.

     RICHARD C. ANTHONY, age 59, is currently a private investor and real estate consultant. He has served as Executive Vice President of The Peregrine White Company, Inc., engaged in the real estate business, from 1987 to 1993.

     VINCENT K. DEPIERRO, age 60, has been an independent publisher sales representative since April 1995. From February 1987 through April 1995, he served as the Associate Publisher of Parents Magazine, Division of Gruner Plus Jahr.

     IRA H. GOLDBERG, age 60, is a certified public accountant and for more than twenty years has been a principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York. Marvin W. Marcus is also a principal of such firm.

     LOUISE BATES, age 48, has been Secretary of the Company since November 1995. She also has been Executive Assistant to the President of the


                                     III - 1

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

Item 10.  Executive Compensation.

     The following table shows information regarding compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended June 30, 1995, 1996 and 1997, to the three (3) highest paid persons who are officers or directors of the Company (being the only such persons whose aggregate annual compensation exceeds $100,000). A fee of $500 per meeting is paid to non-employee members of the Board for attendance in person at Board meetings.



                                     III - 2

                           Summary Compensation Table



                                       Securities
      Name and                  Salary ($)       Underlying        Other Compen-
Principal Position      Year     (2)(3)         Option Grants        sation
------------------      ----     ------         -------------        ------

Don vonLiebermann,      1997     202,000              --                (1)
President               1996     202,000            20,000              (1)
                        1995     240,796              --                (1)

Marvin W. Marcus,       1997     184,500              --                (1)
Chairman of the Board   1996     184,500            20,000              (1)
and Vice President -    1995     240,796              --                (1)
Financial Planning

Michael P. Kramer       1997     143,573              --                (1)
Vice President -        1996     143,573            20,000              (1)
Finance                 1995     155,756              --                (1)


(1) The Company provided and maintained automobiles for use by Marvin W. Marcus, Don vonLiebermann and Michael P. Kramer in connection with Company business during each of fiscal years 1995, 1996 and 1997. The aggregate annual cost to the Company for these automobiles in each year was approximately $48,000. To the extent these automobiles were used for other than Company business, the cost of rental and maintenance may be considered compensation to the above-named individuals. No value for personal use of automobiles by such individuals has been included in the aggregate remuneration table set forth above.

(2) The current annual salary for each of Messrs. Marcus, vonLiebermann, and Kramer is $184,500, $202,000 and $143,573, respectively. (See Employment Agreements, below, for information concerning deferrals by Messrs. Marcus and vonLiebermann with respect to salary increases.)

(3) Does not include $32,400, $32,400 or $32,400 paid to the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C. (formerly known as Gettry, Marcus & Co.), in which Mr. Marcus is a principal, for services rendered by the firm during the fiscal years ended June 30, 1997, 1996 and 1995, respectively in the preparation of federal, state and local tax returns and performance of other accounting services for the Company and its subsidiaries, inclusive of disbursements.



                                     III - 3

Employment Agreements

     Each of Messrs. Marcus, vonLiebermann and Kramer has entered into an Employment Agreement with the Company dated April 24, 1991, each of which has been amended from time to time, as most recently amended on June 16, 1997 by written agreement. Each of the Employment Agreements is now scheduled to expire on July 31, 1998. Those Employment Agreements provided for initial annual salaries of $246,582, $246,582, and $129,162, for Messrs. Marcus, vonLiebermann and Kramer, respectively (subject to cost of living increases during certain years of the terms thereof). Effective January 1, 1996, pursuant to an oral modification to each of the Employment Agreements that was made on November 16, 1995 (and subsequently memorialized in written amendments dated August 14, 1996), each of Messrs. Marcus, vonLiebermann and Kramer agreed to reduce the amount of their annual salary, prospectively, by $75,000, $40,000 and $25,000, respectively. Prior to such reductions, the adjusted annual salaries of Messrs. Marcus, vonLiebermann and Kramer were $222,000, $222,000 and $156,073, respectively (which, in the case of Messrs. Marcus and vonLiebermann, reflected a prior agreed-upon salary reduction). Pursuant to the August 14, 1996 amendments to the Employment Agreements, Mr. Kramer's salary was increased, effective August 1, 1996, by increasing the monthly installments of salary payable to Mr. Kramer by $1,041.67, which, on an annualized basis, represents fifty (50%) percent of the $25,000 annual reduction to which Mr Kramer previously had agreed. Similarly, the monthly installments of salary payable to Marcus and vonLiebermann were increased, effective August 1, 1996, under those August 14, 1996 amendments by $3,125 and $1,666.67, respectively, which, on an annualized basis, represents fifty (50%) percent of the annual reductions to which each of Messrs. Marcus and vonLiebermann previously had agreed.

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

     The Employment Agreements contain customary provisions for benefits, reimbursement of expenses, disability, non-disclosure and non-competition (except for Mr. Kramer's agreement, which has no non-competition provision). Under the January 1, 1996 amendments to the Employment Agreements, each of Messrs. Marcus, VonLiebermann and Kramer agreed to terminate, effective January 1, 1996, his rights, under his respective Employment Agreement, to (i) terminate the Employment Agreement in the event of a change in control of the Company (as defined in the Employment Agreement), unless he is offered continued employment pursuant to a written employment agreement on terms and at a compensation level at least as favorable to him as those set


                                     III - 4
forth in Employment Agreement, (ii) receive, in the event of such a termination by reason of a change in control of the Company, a lump sum severance payment from the Company in an amount equal to 2.99 times the employee's average annual compensation over the five taxable years preceding the year in which the change of control occurs, and (iii) continued medical insurance coverage under the Company's existing policies (to the extent that the value thereof is not deemed income to the employee under the Internal Revenue Code of 1986, as amended), for a period of three years after termination of employment. Those waivers of rights, effective January 1, 1996, were memorialized in the August 14, 1996 amendments to the Employment Agreements.

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

     During fiscal 1997, no options were exercised under any of the Plans. During fiscal 1997, no options to acquire shares of the Company's Stock previously granted under the Plans expired. Furthermore, during fiscal 1997, no options to purchase shares were granted under the 1987 Plan, and no options to purchase shares were granted under the 1990 Plan.

     As of June 30, 1997, there were 2,000 shares available for option grants under the 1987 Plan, and 50,000 shares were available as the subject of options to purchase under the 1990 Plan. No options may be granted under the 1987 Plan after September 30, 1997.

Item 11.  Security Ownership of Management and Certain Security Holders.

     Voting Securities.

     The following table sets forth information at September 8 1997 concerning ownership of the Company's Common Shares by (i) the three (3) highest paid persons who are officers and directors of the Company, (ii) all officers and directors of the Company, as a group, and (iii) each person who owns of record, or is known to the Company to own beneficially, more than 10% of the Company's Common Shares.


                                     III - 5

 Name and Address             Amount and Nature of           Percent
of Beneficial Owner           Beneficial Ownership(1)        of Class
-------------------           -----------------------        --------

                      Sole Voting and    Shared Voting and
                      Investment Power   Investment Power
                      ----------------   ----------------

Marvin W. Marcus            - 0 -            338,713(2)        40.7%
 P.O. Box 265
 Jericho, New York

Don vonLiebermann           - 0 -            338,713(2)        40.7%
 P.O. Box 265
 Jericho, New York

Michael P. Kramer         26,646(3)             - 0 -           3.3%
P.O. Box 265
Jericho, New York

All officers and
  directors as a group
  (8 persons)             39,646(4)          340,913(5)        44.4%


(1) Each named person or group is deemed to be the beneficial owner of securities that may be acquired within sixty days through the exercise of options, warrants and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group. Such securities are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options (including employee stock options) held by such person or group.

(2) Messrs. Marcus and vonLiebermann entered into an agreement pursuant to which they agreed to vote all of the shares owned by either of them upon mutual agreement with respect to matters relating to an acquisition of the Company. Accordingly, this number includes 166,866 shares owned by Mr. vonLiebermann individually and 117,241 shares owned by Mr. Marcus individually. Also includes 26,000 Common Shares and 26,000 Common Shares issuable upon exercise of currently exercisable options held by Messrs. vonLiebermann and Marcus, respectively. Also includes 1,000 shares, representing Mr. Marcus' pro rata portion of shares owned by a partnership in which Mr. Marcus is a partner. Also includes an aggregate of 606 shares held by Mr. vonLiebermann as custodian for his children in which he has voting and investment power, but no present economic interest. Mr. vonLiebermann disclaims beneficial ownership of these shares. Includes 1,000 shares owned directly or indirectly by Mr. Marcus' wife but does not include 3,400 shares owned by Mr. Marcus' adult children or 31,034 shares owned by other relatives of Mr. Marcus, in all of which shares Mr. Marcus has no present economic interest or voting power and as to which he disclaims beneficial ownership.


                                     III - 6

(3) Includes 16,000 Common Shares underlying presently exercisable options, and options exercisable within sixty (60) days, owned by Mr. Kramer.

(4) Includes 2,250, 2,250, 2,250 and 2,250 Common Shares underlying presently exercisable options, and options exercisable within sixty (60) days, owned by each of Directors Anthony, Daniels, DePierro and Goldberg, respectively. Mr. Daniels and his spouse hold 4,000 shares as joint tenants.

(5) Includes 2,200 Common Shares owned by Mr. Goldberg's wife and father-in-law as joint tenants with right of survivorship. Mr. Goldberg holds a power-of-attorney to vote those Common Shares, but disclaims beneficial ownership thereof.

Fiscal Year End Option Values

     The following table sets forth information at the 1997 fiscal year end, concerning the number of securities underlying unexercised options held by the executive officers and directors of the Company identified in the Summary Compensation Table:

                                     Number of Securities
                                    Underlying Unexercised
Name of Holder                Options/SARs at Fiscal Year End (#)
--------------                -----------------------------------

                              Exercisable           Unexercisable
                              -----------           -------------

Marvin W. Marcus                 26,000                   0

Don vonLiebermann                26,000                   0

Michael P. Kramer                16,000                 10,000

Item 12.  Certain Relationships and Related Transactions

     See footnote (3) of the aggregate annual remuneration table under "Aggregate Annual Remuneration," for a discussion of amounts paid by the Company during fiscal 1997 to Gettry, Marcus, Stern & Lehrer, CPA, P.C., a New York City accounting firm in which Mr. Marcus, a shareholder, director and executive officer of the Company, and Mr. Goldberg, a director of the Company, are partners.

     With respect to the fees paid by the Company for services, as described in the preceding paragraph, Management believes that such fees are substantially comparable to the fees that would have been paid to unaffiliated parties providing such services to the Company.


                   [Balance of page left blank intentionally]


                                     III - 7

Item 13.  Exhibits, List and Reports on Form 8-K.

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

(3.2) The Registrant's By-laws, as amended to date are incorporated by reference to Exhibit



                                     III - 8

Exhibits (Continued)                                                                                           Page
                                                                                                               ----
                  3.1.3 to the Registrant's Annual Report on
                  Form 10-K for its 1990 fiscal year.                                                          N/A

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


                                     III - 9

Exhibits (Continued)                                                                                           Page
                                                                                                               ----


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

(10.6)*           Letter agreement dated as of August 14, 1996,
                  amending Employment Agreement dated as of
                  April 24, 1991 between the Registrant and
                  Marvin W. Marcus.                                                                             N/A

(10.6.1)*         Letter agreement dated as of August 14, 1996, amending
                  Employment Agreement dated as of April 24, 1991 between the
                  Registrant and Don
                  vonLiebermann.                                                                                N/A


(10.6.2)*         Letter agreement dated as of August 14, 1996,
                  amending Employment Agreement dated as of
                  April 24, 1991 between the Registrant and
                  Michael Kramer.                                                                               N/A


                                    III - 10

Exhibits (Continued)                                                                                           Page
                                                                                                               ----

(10.7)*           Letter agreement dated as of June 16, 1997,
                  amending Employment Agreement dated as of
                  April 24, 1991 between the Registrant and
                  Marvin W. Marcus.                                                                             E-1

(10.7.1)*         Letter agreement dated as of June 16, 1997, amending
                  Employment Agreement dated as of April 24, 1991 between
                  the Registrant and Don vonLiebermann.                                                         E-2

(10.7.2)*         Letter agreement dated as of June 16, 1997,
                  amending Employment Agreement dated as of
                  April 24, 1991 between the Registrant and
                  Michael Kramer.                                                                               E-3

(21)              Subsidiaries of the Registrant.                                                               E-4

(23)              Consent of Independent Auditors.                                                              E-5


                  (b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during its fiscal quarter ended June 30, 1997.

----------
*    Denotes management contract or compensatory plan or arrangement.


                                    III - 11

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CUTCO INDUSTRIES, INC.

                                                 By:/s/ Don vonLiebermann
                                                    ----------------------
                                                        Don vonLiebermann,
                                                    President and Director
Dated:  September 24, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Title                  Name and Signature             Date

Chairman of the Board,
 Vice President-Financial
 Planning                  /s/Marvin W. Marcus         September 24, 1997
                           ---------------------
                              (Marvin W. Marcus)
President, Chief
  Executive Officer,
  Director                 /s/Don vonLiebermann        September 24, 1997
                           ---------------------
                            (Don vonLiebermann)
Vice President-Finance
 and Treasurer, Director,
 Principal Financial
 Officer and Principal
 Accounting Officer        /s/Michael Kramer           September 24, 1997
                           ---------------------
                              (Michael Kramer)

Director                   /s/Richard Anthony          September 24, 1997
                           ---------------------
                             (Richard Anthony)

Director                   /s/John Daniels             September 24, 1997
                           ---------------------
                             (John Daniels)

Director                   /s/Ira Goldberg             September 24, 1997
                           ---------------------
                             (Ira H. Goldberg)

Director                                               September __, 1997
                           ----------------------
                             (Vincent K. DePierro)


                                    III - 12