Form 10QSB
period 1997-09-30
CUTCO INDUSTRIES INC
filed 1997-11-14
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549



                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended September 30, 1997    Commission file number 0-5223



                              CUTCO INDUSTRIES, INC.
       -----------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



                       New York                              11-1771806
       -----------------------------------------------------------------------
              (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)              Identification No.)



         6900 Jericho Turnpike, Syosset, New York                 11791
       -----------------------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)



       Registrant's telephone number, including area code   (516) 677-0320
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

       Number of common shares outstanding at November 11, 1997 is 780,625
       Transitional Small Business Disclosure:   Yes       No    X
                                                     -----     -----

                           CUTCO INDUSTRIES, INC.

                                 FORM 10-QSB

                                    INDEX



                                                                           Page




       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     September 30, 1997 and June 30, 1997                   1-2

                     Consolidated Condensed Statements of Operations -
                     Three Months Ended September 30, 1997 and
                     1996                                                     3

                     Consolidated Condensed Statement of Shareholders
                     Equity - Three Months Ended September 30, 1997           4

                     Consolidated Condensed Statements of Cash Flows -
                     Three Months Ended September 30, 1997 and 1996           5

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                     6

                 Item 2.  Management's Discussion and  Analysis of
                          Financial Condition and Results of Operations     7-9




       PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K                   10


       SIGNATURES                                                            11


                           PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)
                                             September 30,     June 30,
                                                 1997            1997
                                             -------------   -------------

  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                   $470,642        $550,840
     Marketable securities                        501,073         499,383
     Notes and accounts receivable, net           394,535         377,514
     Merchandise inventory                        393,214         376,797
     Deferred income taxes                        120,000         120,000
     Prepaid expenses, taxes and
        miscellaneous receivables                  86,652         131,211
                                             -------------   -------------
        TOTAL CURRENT ASSETS                    1,966,116       2,055,745

  PROPERTY AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          1,990,849       2,137,829
     Leasehold improvements                        95,944          95,944
                                             -------------   -------------
                                                2,086,793       2,233,773

     Less accumulated depreciation
        and amortization                        1,048,385       1,010,791
                                             -------------   -------------
                                                1,038,408       1,222,982
                                             -------------   -------------

  OTHER ASSETS

     Notes receivable, noncurrent, net             70,592          78,574
     Deferred charges and other                   254,391         287,639
     Deposits                                      77,714         105,885
                                             -------------   -------------
                                                  402,697         472,098
                                             -------------   -------------
                                               $3,407,221      $3,750,825
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

                                 -1-



  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
  (UNAUDITED)
                                             September 30,     June 30,
                                                 1997            1997
                                             -------------   -------------


  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Accounts payable and accrued
        expenses                                 $738,168        $823,323
     Current portion of long-term debt            154,567         167,558
     Accrued and withheld taxes,
        other than income taxes                    60,940          75,167
     Income taxes payable                          20,645          31,453
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES                 974,320       1,097,501


  LONG-TERM DEBT                                    5,535           6,860

  DEPOSITS PAYABLE                                 34,446          62,499

  DEFERRED INCOME                                  56,299          45,709

  DEFERRED INCOME TAXES                           120,000         120,000
                                             -------------   -------------
        TOTAL LIABILITIES                       1,190,600       1,332,569
                                             -------------   -------------



  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          1,324,592       1,526,227
                                             -------------   -------------
                                                5,698,213       5,899,848

     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              2,216,621       2,418,256
                                             -------------   -------------
                                               $3,407,221      $3,750,825
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

                                 -2-


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                        Three Months Ended
                                                                          September 30,
                                                                       1997          1996
                                                                    -----------   -----------

  Revenues:
     Owned retail stores                                            $1,858,659    $2,047,155
     Sales of equipment and products                                    52,394        47,341
     Royalties and service fees                                        407,941       567,844
     Franchise fee income                                                5,837        19,041
                                                                    -----------   -----------
                                                                     2,324,831     2,681,381
                                                                    -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                             1,719,748     1,910,983
     Costs of equipment and products sold                               34,592        31,277
     Depreciation and amortization                                     114,720       117,275
     Selling, general and administrative expenses                      549,846       585,424
     Provision for doubtful accounts and notes receivable               15,000        42,000
                                                                    -----------   -----------
                                                                     2,433,906     2,686,959
                                                                    -----------   -----------

  Other income (loss):
     Interest and dividend income                                        8,591        20,705
     Interest expense                                                   (4,284)       (5,485)
     Gain (loss) on sale/abandonment of assets, net                   (105,928)        3,717
     Other income, net                                                  18,112         5,112
                                                                    -----------   -----------
                                                                       (83,509)       24,049
                                                                    -----------   -----------

  Income (loss) before income taxes                                   (192,584)       18,471
  Income taxes                                                           9,051        14,297
                                                                    -----------   -----------
  Net income (loss)                                                  ($201,635)       $4,174
                                                                    ===========   ===========

  Earnings (loss) per common share                                      ($0.26)        $0.01
                                                                    ===========   ===========
  Weighted average number of common shares outstanding                 780,625       780,625
                                                                    ===========   ===========




  See notes to unaudited consolidated condensed financial statements.

                                                -3-


  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
  THREE MONTHS ENDED SEPTEMBER 30, 1997



                                   Common Stock     Additional                   Treasury Stock
                                   ------------      Paid-In      Retained       --------------
                             Shares      Amount      Capital      Earnings     Shares      Amount       Total
                           ----------- ----------- ------------ ------------ ---------- ------------ -----------

  Balance at July 1, 1997   1,883,706    $188,371   $4,185,250   $1,526,227  1,103,081  ($3,481,592) $2,418,256

  Net loss                                                         (201,635)                           (201,635)

                           ----------- ----------- ------------ ------------ ---------- ------------ -----------
  Balance at Septenber 30,
   1997 (Unaudited)         1,883,706    $188,371   $4,185,250   $1,324,592  1,103,081  ($3,481,592) $2,216,621
                           =========== =========== ============ ============ ========== ============ ===========





  See notes to unaudited consolidated condensed financial statements.

                                                -4-


    CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                                                                       Three Months Ended
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                           September 30,
                                                                                  -----------------------------
                                                                                       1997            1996
                                                                                  -------------   -------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                             ($201,635)         $4,174
       Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
           Depreciation and amortization                                               114,720         117,275
           Provision for doubtful accounts and notes receivable                         15,000          42,000
           Loss on sale/abandonment of assets, net                                     105,928          (3,717)
           Changes in operating assets and liabilities, net of effect of acquisition and sale:
               Notes and accounts receivable                                           (24,039)        (46,522)
               Merchandise inventory                                                   (16,417)        (84,854)
               Prepaid expenses, taxes and miscellaneous receivables                    44,559         (14,293)
               Deposits and other                                                       28,171          (3,464)
               Accounts payable and accrued expenses                                   (85,155)         60,122
               Accrued and withheld taxes, other than income taxes                     (10,808)        (98,445)
               Income taxes payable                                                    (14,227)          5,393
               Deposits payable                                                        (28,053)          2,859
               Deferred income                                                          10,590          (2,933)
                                                                                  -------------   -------------
       Net cash used in operating activities                                           (61,366)        (22,405)
                                                                                  -------------   -------------
       Cash flows from investing activities:
         Purchases of property and equipment                                            (2,926)       (128,931)
         Increase in marketable securities                                              (1,690)        (78,068)
         Proceeds from sale of property and equipment                                      100           5,000
         Payment for business acquired                                                                 (45,000)
                                                                                  -------------   -------------
       Net cash used in investing activities                                            (4,516)       (246,999)
                                                                                  -------------   -------------
       Cash flows from financing activities:
         Principal payments on loans                                                   (14,316)        (13,362)
                                                                                  -------------   -------------
       Net cash used in financing activities                                           (14,316)        (13,362)
                                                                                  -------------   -------------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (80,198)       (282,766)
       Cash and cash equivalents at beginning of period                                550,840       1,035,395
                                                                                  -------------   -------------
       Cash and cash equivalents at end of period                                     $470,642        $752,629
                                                                                  =============   =============
    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                                       $3,545          $3,649
         Income taxes                                                                   $4,215         $15,209
       Non cash investing and financing activities:
         Notes and accounts receivable received in connection
            with sale of salon                                                                         $20,000

    See notes to unaudited consolidated condensed financial statements.
                                                   -5-



                     CutCo Industries, Inc. and Subsidiaries

     Notes to Unaudited Consolidated Condensed Financial Statements

                           September 30, 1997




  Note 1 - Financial Statements

         The accompanying unaudited consolidated condensed finan-cial statements have been prepared without audit in accor-dance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission.
         Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further informa-tion, refer to the consolidated financial statements and footnotes as of June 30, 1997 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

    Item  2.    Management's  Discussion and Analysis of
                Financial Condition and Results of Operations

         Three Months Ended September 30, 1997


    Liquidity and Capital Resources:


         Cash and cash equivalents were $470,642 at September 30, 1997, as compared to $550,840 at June 30, 1997. In addi-tion, at September 30, 1997, the Company had $501,073 of marketable securities, as compared to $499,383 at June 30, 1997. During the three months ended September 30, 1997, the primary use of the Company's capital resources was net cash used in operating activities of $61,366, as compared to the primary use of the Company's capital resources in the three months ended September 30, 1996 which was net cash used in investing activities of $246,999.

         The Company had a current ratio of 2.02 at September 30, 1997, as compared to 2.20 at September 30, 1996 and 1.87 at June 30, 1997.

         At September 30, 1997, commitments for capital expen-ditures and other investments did not exceed $30,000. Such commitments were for salon refurbishing, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.


  Results of Operations:

         In the three months ended September 30, 1997, revenues from Company-owned salon operations decreased by 9.2% ($188,000) as compared to the three months ended September 30, 1996. The decrease in revenues is attributable to a decrease in comparable salon store sales of 8.6% in the three months ending September 30, 1997. As of September 30, 1997 there were 43 company-owned salons, as compared to 43 at September 30, 1996. In the three months ended September 30, 1997, direct costs of Company-owned salons decreased by 10.1% ($191,000) compared to such costs for the three months ended September 30, 1996.

         These variances are largely attributable to costs that fluctuate in direct relation to sales. During the three months ended September 30, 1997 the Company closed one salon. Additionally, the loss on sale/abandonment of assets, net of $106,000, includes the recorded loss associated with the decision to close two salons in October, 1997. Management's policy is to close existing salons that do not meet its cash flow criteria.

         In the three month period ended September 30, 1997, royalties and service fees decreased by 28.2% ($160,000) as compared to the three months ended September 30, 1996. The overall decrease is due in part to a decline in the number of franchised hair salons. The number of fran-chised hair salons has been steadily decreasing for .paseveral years (299 at September 30, 1995, 287 at September 30, 1996 and 271 at September 30, 1997).

         The Company expects the decline in royalties to continue as a result of attrition of existing licensees without replacements with new licensees. The Company does not anticipate significant hair care franchise sales from new locations for fiscal 1998, due to increased competition for obtaining new locations and recruiting licensed hair stylists, coupled with a longer period from a salon's opening until it achieves profitable operations.

         Franchise fee income decreased in the three month period ended September 30, 1997 by 69.3% ($13,000) as compared to the three month period ended September 30, 1996. Fran-chise fees, which were principally related to the New Area Development Program, have ceased as the remaining payments due to the Company under notes obtained in connection with that Program have been paid.

         The number of franchised salons has been steadily decreas-ing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise related reve-nues will continue for as long as the downward trend in the number of franchised salons continues.

         The lack of an adequate number of licensed hair stylists has become a major industry-wide problem and makes it difficult to recruit the required number of qualified .papersonnel. The Company believes that the scarcity of hair stylists will continue to have a detri-mental effect on salon operations and expansion by the Company and its licensees for as long as the situation continues.

         Inflation has not materially affected the Company's reve-nues and income during the past two fiscal years.

         In the three month period ended September 30, 1997 sell-ing, general, and administrative expenses decreased by 6.1% ($36,000) as compared to the same period ended Sep-tember 30, 1996. The decrease is due to lower corporate occupancy costs.

         The provision for doubtful accounts and notes receivable declined by $27,000 for the three month period ended
         September 30, 1997 as compared to the same period ended September 30, 1996. The allowance at September 30, 1997 was $369,725 as compared to $353,041 at June 30, 1997.

         The income tax charges in the three month periods ended September 30, 1997 and 1996 reflect that since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income.

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





         DATE:  November 14, 1997