Form 10QSB
period 1997-12-31
CUTCO INDUSTRIES INC
filed 1998-02-17
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1997     Commission file number 0-5223


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

       Number of common shares outstanding at February 11, 1998 is 780,625
       Transitional Small Business Disclosure:   Yes       No    X
                                                     -----     -----






                                CUTCO INDUSTRIES, INC.

                                      FORM 10-QSB

                                         INDEX



                                                                           Page


       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     December 31, 1997 and June 30, 1997                   1 - 2

                     Consolidated Condensed Statements of Operations -
                     Six Months and Three Months Ended December 31,
                     1997 and 1996                                         3 - 4

                     Consolidated Condensed Statement of Shareholders'
                     Equity - Six Months Ended December 31, 1997               5

                     Consolidated Condensed Statements of Cash Flows -
                     Six Months Ended December 31, 1997 and 1996               6

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                      7

                 Item 2.  Management's Discussion and  Analysis of
                          Financial Condition and Results of Operations    8- 10


       PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            11

       SIGNATURES                                                             12







                           PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)
                                             December 31,      June 30,
                                                 1997            1997
                                             -------------   -------------


  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                   $520,452        $550,840
     Marketable securities                        351,049         499,383
     Notes and accounts receivable, net           347,854         377,514
     Merchandise inventory                        317,152         376,797
     Deferred income taxes                        120,000         120,000
     Prepaid expenses, taxes and
        miscellaneous receivables                  53,807         131,211
                                             -------------   -------------

        TOTAL CURRENT ASSETS                    1,710,314       2,055,745
                                             -------------   -------------

  PROPERTY AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          2,000,067       2,137,829
     Leasehold improvements                        95,944          95,944
                                             -------------   -------------
                                                2,096,011       2,233,773

     Less accumulated depreciation
        and amortization                        1,123,196       1,010,791
                                             -------------   -------------
                                                  972,815       1,222,982
                                             -------------   -------------

  OTHER ASSETS

     Notes receivable, noncurrent, net             65,971          78,574
     Deferred charges and other                   202,464         287,639
     Deposits                                      77,714         105,885
                                             -------------   -------------
                                                  346,149         472,098
                                             -------------   -------------
                                               $3,029,278      $3,750,825
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS - Continued
  (UNAUDITED)
                                             December 31,      June 30,
                                                 1997            1997
                                             -------------   -------------


  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable and accrued
        expenses                                 $588,502        $823,323
     Current portion of long-term debt            141,348         167,558
     Accrued and withheld taxes,
        other than income taxes                   141,791          75,167
     Income taxes payable                          22,645          31,453
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES                 894,286       1,097,501


  LONG-TERM DEBT                                    4,187           6,860

  DEPOSITS PAYABLE                                 34,446          62,499

  DEFERRED INCOME                                  26,196          45,709

  DEFERRED INCOME TAXES                           120,000         120,000






  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                          1,058,134       1,526,227
                                             -------------   -------------
                                                5,431,755       5,899,848

     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              1,950,163       2,418,256
                                             -------------   -------------
                                               $3,029,278      $3,750,825
                                             =============   =============

  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                        Six Months Ended
                                                                          December 31,
                                                                       1997          1996
                                                                    -----------   -----------
  Revenues:
     Owned retail stores                                            $3,500,868    $4,223,319
     Sales of equipment and products                                   106,631        79,997
     Royalties and service fees                                        730,081     1,006,243
     Franchise fee income                                                5,837        26,387
                                                                    -----------   -----------
                                                                     4,343,417     5,335,946
                                                                    -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                             3,304,989     3,927,629
     Costs of equipment and products sold                               84,976        54,584
     Depreciation and amortization                                     225,781       227,633
     Selling, general and administrative expenses                    1,121,105     1,158,365
     Provision for doubtful accounts and notes receivable               15,000        78,000
                                                                    -----------   -----------
                                                                     4,751,851     5,446,211
                                                                    -----------   -----------

  Other income (loss):
     Interest and dividend income                                       22,284        42,135
     Interest expense                                                   (7,777)      (10,134)
     Loss on sale/abandonment of assets, net                          (120,269)      (27,689)
     Other income, net                                                  60,400        19,051
                                                                    -----------   -----------
                                                                       (45,362)       23,363
                                                                    -----------   -----------

  Loss before income taxes                                            (453,796)      (86,902)
  Income taxes                                                          14,297        16,659
                                                                    -----------   -----------
  Net loss                                                           ($468,093)    ($103,561)
                                                                    ===========   ===========

  Loss per common share basic and diluted                               ($0.60)       ($0.13)
                                                                    ===========   ===========
  Weighted average number of common shares outstanding                 780,625       780,625
                                                                    ===========   ===========




  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)
                                                                      Three Months Ended
                                                                          December 31,
                                                                       1997          1996
                                                                    -----------   -----------
  Revenues:
     Owned retail stores                                            $1,642,209    $2,176,164
     Sales of equipment and products                                    54,237        32,656
     Royalties and service fees                                        322,140       438,399
     Franchise fee income                                                              7,346
                                                                    -----------   -----------
                                                                     2,018,586     2,654,565
                                                                    -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                             1,585,241     2,016,646
     Costs of equipment and products sold                               50,384        23,307
     Depreciation and amortization                                     111,061       110,358
     Selling, general and administrative expenses                      571,259       572,941
     Provision for doubtful accounts and notes receivable                             36,000
                                                                    -----------   -----------
                                                                     2,317,945     2,759,252
                                                                    -----------   -----------

  Other income (loss):
     Interest and dividend income                                       13,693        21,430
     Interest expense                                                   (3,493)       (4,649)
     Loss on sale/abandonment of assets, net                           (14,341)      (31,406)
     Other income, net                                                  42,288        13,939
                                                                    -----------   -----------
                                                                        38,147          (686)
                                                                    -----------   -----------

  Loss before income taxes                                            (261,212)     (105,373)
  Income taxes                                                           5,246         2,362
                                                                    -----------   -----------
  Net loss                                                           ($266,458)    ($107,735)
                                                                    ===========   ===========

  Loss per common share basic and diluted                               ($0.34)       ($0.14)
                                                                    ===========   ===========
  Weighted average number of common shares outstanding                 780,625       780,625
                                                                    ===========   ===========




  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
  SIX MONTHS ENDED DECEMBER 31, 1997



                                   Common Stock     Additional                   Treasury Stock
                                   ------------      Paid-In      Retained       --------------
                             Shares      Amount      Capital      Earnings     Shares      Amount       Total
                           ----------- ----------- ------------ ------------ ---------- ------------ -----------
  Balance at July 1, 1997   1,883,706    $188,371   $4,185,250   $1,526,227  1,103,081  ($3,481,592) $2,418,256

  Net loss                                                         (468,093)                           (468,093)

                           ----------- ----------- ------------ ------------ ---------- ------------ -----------
  Balance at Decemnber 31,
   1997 (Unaudited)         1,883,706    $188,371   $4,185,250   $1,058,134  1,103,081  ($3,481,592) $1,950,163
                           =========== =========== ============ ============ ========== ============ ===========





  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
  (UNAUDITED)                                                                        Six Months Ended
                                                                                       December 31,
                                                                                -----------------------------
                                                                                    1997          1996
                                                                                    ----          ----
  CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                      ($468,093)      ($103,561)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                               225,781         227,633
         Provision for doubtful accounts and notes receivable                         15,000          78,000
         Loss on sale/abandonment of assets, net                                     120,269          27,689
         Changes in operating assets and liabilities, net of effect of acquisition and sale:
             Notes and accounts receivable                                            27,263         (44,076)
             Merchandise inventory                                                    59,645           7,399
             Prepaid expenses, taxes and miscellaneous receivables                    77,404          38,132
             Deposits and other                                                       28,171             922
             Accounts payable and accrued expenses                                  (234,821)       (140,969)
             Accrued and withheld taxes, other than income taxes                      66,624        (109,223)
             Income taxes payable                                                     (8,808)          2,293
             Deposits payable                                                        (28,053)         (3,138)
             Deferred income                                                         (19,513)          1,712
                                                                                -------------   -------------
     Net cash used in operating activities                                          (139,131)        (17,187)
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property and equipment                                           (11,667)       (219,953)
       Decrease (increase) in marketable securities                                  148,334         (76,927)
       Proceeds from sale of property and equipment                                      959           5,000
       Payment for business acquired                                                                 (45,000)
                                                                                -------------   -------------
     Net cash provided by (used in) investing activities                                           137,626        (336,880)
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (28,883)        (26,947)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (28,883)        (26,947)
                                                                                -------------   -------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (30,388)       (381,014)
     Cash and cash equivalents at beginning of period                                550,840       1,035,395
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                     $520,452        $654,381
                                                                                =============   =============
  Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                       $5,688          $7,633
       Income taxes                                                                  $14,474         $18,594
     Non cash investing and financing activities:
       Notes and accounts receivable received in connection
          with sale of salon                                                                         $20,000

  See notes to unaudited consolidated condensed financial statements.

                                                 -6-






                     CutCo Industries, Inc. and Subsidiaries

          Notes to Unaudited Consolidated Condensed Financial Statements

                                December 31, 1997

   Note 1 - Financial Statements

         The accompanying unaudited consolidated condensed finan-cial statements have been prepared without audit in accor-dance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission.
         Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial state-ments and footnotes as of June 30, 1997 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

   Note 2 - Loss Per Common Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
         (SFAS 128), Earnings Per Share (EPS). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At December 31, 1997, the dilutive effects of stock options has been excluded because the calculation was anti-dilutive. EPS data for the periods ended December 31, 1997 and all prior periods have been restated to conform with the provisions of this Statement.

    Item  2.    Management's  Discussion and Analysis of
                Financial Condition and Results of Operations

                Six Months Ended December 31, 1997



     Liquidity and Capital Resources:

         Cash and cash equivalents were $520,452 at December 31, 1997, as compared to $550,840 at June 30, 1997. In addi-tion, at December 31, 1997, the Company had $351,049 of marketable securities, as compared to $499,383 at June 30, 1997. During the six months ended December 31, 1997, the primary use of the Company's capital resources was net cash used in operating activities of $139,131, as compared to the primary use of the Company's capital resources in the six months ended December 31, 1996 which was net cash used in investing activities of $336,880.

         The Company had a current ratio of 1.91 at December 31, 1997, as compared to 2.43 at December 31, 1996 and 1.87 at June 30, 1997.

         At December 31, 1997, commitments for capital expenditures and other investments did not exceed $30,000. Such com-mitments were for salon refurbishing, and other invest-ments. The Company believes its cash resources and liq-uidity are adequate for its present short and long-term business requirements.

    Results of Operations:

         In the six and three month periods ended December 31, 1997, revenues from Company-owned salon operations de-creased by 17.1% ($722,000) and 24.5% ($534,000), respec-
         tively, as compared to the six and three month periods ended December 31, 1996. The decrease in revenues is attributable to a decrease in comparable salon store sales of 9.6%, and 10.9% in the respective six and three month periods ended December 31, 1997. As of December 31, 1997 there were 41 company-owned salons, as compared to 41 at December 31, 1996. In the six and three month periods ended December 31, 1997, direct costs of Company-owned salons decreased by 15.9% ($623,000) and 21.4% ($431,000), respectively, as compared to such costs for the six and three months ended December 31, 1996.

         These variances are largely attributable to costs that fluctuate in direct relation to sales. During the six months ended December 31, 1997 the Company closed three salons and wrote-off $19,000 of goodwill related to its cosmetology technical training school which was closed in January, 1998 due to low student enrollment. The losses associated with these closings are reflected in the Loss
         on sale/abandonment  of assets, net, of $120,000.   Manage-
         ment's policy is to close existing salons that do not meet its cash flow criteria.

         In the six and three month periods ended December 31, 1997, royalties and service fees decreased by 27.4% ($276,000) and 26.5%, ($116,000), respectively, as com-
         pared to the six and three month periods ended December 31, 1996. The overall decrease is due in part to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily de-creasing for the past several years (305 at December 31, 1995, 284 at December 31, 1996 and 254 at December 31,
         1997).

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

         Franchise fee income decreased in the six and three month periods ended December 31, 1997 by $21,000 and $7,000, respectively, as compared to the six and three month periods ended December 31, 1996. Franchise fees, which were principally related to the New Area Development Program, have ceased as the remaining payments due to the Company under notes obtained in connection with that Program have been paid.

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

         In the six month period ended December 31, 1997 selling, general, and administrative expenses decreased by 3.2% ($37,000) as compared to the same period ended December 31, 1996. The decrease is due to decreased corporate occupancy costs offset by an increase in legal costs and the costs associated with operating the cosmetology tech-nical training school which was closed in January, 1998.

         The provision for doubtful accounts and notes receivable declined by $63,000 and $36,000, respectively, for the six and three month periods ended December 31, 1997 as com-pared to the same periods ended December 31, 1996. The allowance at December 31, 1997 was $369,794 as compared to $353,041 at June 30, 1997.

         The income tax charges in the six and three month periods ended December 31, 1997 and 1996 reflect that the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, and thus the Company was not able to offset certain subsidiary losses against other subsidiary income.

         The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations, in the volume of business.

         The Company does not expect to incur significant expenses related to the year 2,000 computer programming changes, nor does it expect any material disruption in its business or that of its suppliers and licensees.

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





         DATE:  February 13, 1998