Form 10QSB
period 1998-03-31
CUTCO INDUSTRIES INC
filed 1998-05-15
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                              FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1998     Commission file  number 0-5223

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

       Number  of  common  shares outstanding at May 11,  1998  is 780,625
       Transitional Small Business Disclosure:   Yes       No    X
                                                     -----     -----



                           CUTCO INDUSTRIES, INC.

                                FORM 10-QSB

                                    INDEX



                                                         Page

       PART I -  FINANCIAL INFORMATION

                 Item 1.  Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets -
                     March 31, 1998 and June 30, 1997                      1 - 2

                     Consolidated Condensed Statements of Operations -
                     Nine Months and Three Months Ended March 31,
                     1998 and 1997                                         3 - 4

                     Consolidated Condensed Statement of Shareholders'
                     Equity - Nine Months Ended March 31, 1998                 5

                     Consolidated Condensed Statements of Cash Flows -
                     Nine Months Ended March 31, 1998 and 1997                 6

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements                                      7

                 Item 2.  Management's Discussion and  Analysis of
                          Financial Condition and Results of Operations    8 - 9


       PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            10

       SIGNATURES                                                             11






                           PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (UNAUDITED)

                                               March 31,       June 30,
                                                 1998            1997
                                             -------------   -------------
  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                   $591,033        $550,840
     Marketable securities                        354,016         499,383
     Notes and accounts receivable, net           279,828         377,514
     Merchandise inventory                        350,471         376,797
     Deferred income taxes                        120,000         120,000
     Prepaid expenses, taxes and
        miscellaneous receivables                  83,097         131,211
                                             -------------   -------------

        TOTAL CURRENT ASSETS                    1,778,445       2,055,745
                                             -------------   -------------

  PROPERTY AND EQUIPMENT, AT COST
     Furniture, fixtures and equipment          2,005,689       2,137,829
     Leasehold improvements                        95,944          95,944
                                             -------------   -------------
                                                2,101,633       2,233,773

     Less accumulated depreciation
        and amortization                        1,197,413       1,010,791
                                             -------------   -------------
                                                  904,220       1,222,982
                                             -------------   -------------

  OTHER ASSETS

     Notes receivable, noncurrent, net             80,927          78,574
     Deferred charges and other                   169,494         287,639
     Deposits                                      77,814         105,885
                                             -------------   -------------
                                                  328,235         472,098
                                             -------------   -------------
                                               $3,010,900      $3,750,825
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  (UNAUDITED)

                                               March 31,       June 30,
                                                 1998            1997
                                             -------------   -------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

     Accounts payable and accrued
        expenses                                 $748,022        $823,323
     Current portion of long-term debt            127,896         167,558
     Accrued and withheld taxes,
        other than income taxes                   140,979          75,167
     Income taxes payable                          25,645          31,453
                                             -------------   -------------
        TOTAL CURRENT LIABILITIES               1,042,542       1,097,501


  LONG-TERM DEBT                                    2,816           6,860

  DEPOSITS PAYABLE                                 34,446          62,499

  DEFERRED INCOME                                  46,578          45,709

  DEFERRED INCOME TAXES                           120,000         120,000
                                             -------------   -------------
                                                1,246,382       1,332,569
                                             -------------   -------------

  SHAREHOLDERS' EQUITY

     Common Stock                                 188,371         188,371
     Additional paid-in capital                 4,185,250       4,185,250
     Retained earnings                            872,489       1,526,227
                                             -------------   -------------
                                                5,246,110       5,899,848

     Less treasury stock - at cost              3,481,592       3,481,592
                                             -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY              1,764,518       2,418,256
                                             -------------   -------------
                                               $3,010,900      $3,750,825
                                             =============   =============


  See notes to unaudited consolidated condensed financial statements.

  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)

                                                                        Nine Months Ended
                                                                          March 31,
                                                                       1998          1997
                                                                    -----------   -----------
  Revenues:
     Owned retail stores                                            $5,206,069    $5,859,681
     Sales of equipment and products                                   150,471       115,086
     Royalties and service fees                                      1,062,849     1,369,862
     Franchise fee income                                                5,837        29,911
                                                                    -----------   -----------
                                                                     6,425,226     7,374,540
                                                                    -----------   -----------
  Costs and Expenses:
     Direct costs of owned retail stores                             4,906,370     5,513,771
     Costs of equipment and products sold                              118,813        81,390
     Depreciation and amortization                                     333,134       338,232
     Selling, general and administrative expenses                    1,693,389     1,760,776
     Provision for doubtful accounts and notes receivable                    0        17,000
                                                                    -----------   -----------
                                                                     7,051,706     7,711,169
                                                                    -----------   -----------

  Other income (loss):
     Interest and dividend income                                       36,041        59,532
     Interest expense                                                  (10,682)      (14,301)
     Loss on sale/abandonment of assets, net                          (120,104)      (24,535)
     Other income, net                                                  84,784        37,968
                                                                    -----------   -----------
                                                                        (9,961)       58,664
                                                                    -----------   -----------

  Loss before income taxes                                            (636,441)     (277,965)
  Income taxes                                                          17,297        18,982
                                                                    -----------   -----------
  Net loss                                                           ($653,738)    ($296,947)
                                                                    ===========   ===========

  Loss per common share basic and diluted                               ($0.84)       ($0.38)
                                                                    ===========   ===========
  Weighted average number of common shares outstanding                 780,625       780,625
                                                                    ===========   ===========


  See notes to unaudited consolidated condensed financial statements.

     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                          1998          1997
     Revenues:
        Owned retail stores                                            $1,705,201    $1,636,362
        Sales of equipment and products                                    43,840        35,089
        Royalties and service fees                                        332,768       363,619
        Franchise fee income                                                              3,524
                                                                       -----------   -----------
                                                                        2,081,809     2,038,594
                                                                       -----------   -----------
     Costs and Expenses:
        Direct costs of owned retail stores                             1,601,381     1,586,142
        Costs of equipment and products sold                               33,837        26,806
        Depreciation and amortization                                     107,353       110,599
        Selling, general and administrative expenses                      572,284       602,411
        Provision for doubtful accounts and notes receivable              (15,000)      (61,000)
                                                                       -----------   -----------
                                                                        2,299,855     2,264,958
                                                                       -----------   -----------

     Other income (loss):
        Interest and dividend income                                       13,757        17,397
        Interest expense                                                   (2,905)       (4,167)
        Gain(Loss)on sale/abandonment of assets, net                            0         3,154
        Other income, net                                                  24,549        18,917
                                                                       -----------   -----------
                                                                           35,401        35,301
                                                                       -----------   -----------

     Loss before income taxes                                            (182,645)     (191,063)
     Income taxes                                                           3,000         2,323
                                                                       -----------   -----------
     Net loss                                                           ($185,645)    ($193,386)
                                                                       ===========   ===========

     Loss per common share basic and diluted                               ($0.24)       ($0.25)
                                                                       ===========   ===========
     Weighted average number of common shares outstanding                 780,625       780,625
                                                                       ===========   ===========

     See notes to unaudited consolidated condensed financial statements.








  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) NINE MONTHS ENDED MARCH 31, 1998



                                   Common Stock     Additional                   Treasury Stock
                                   ------------      Paid-In      Retained       --------------
                             Shares      Amount      Capital      Earnings     Shares      Amount       Total
                           ----------- ----------- ------------ ------------ ---------- ------------ -----------
  Balance at July 1, 1997   1,883,706    $188,371   $4,185,250   $1,526,227  1,103,081  ($3,481,592) $2,418,256

  Net loss                                                         (653,738)                           (653,738)

                           ----------- ----------- ------------ ------------ ---------- ------------ -----------
  Balance at March 31,
   1998 (Unaudited)         1,883,706    $188,371   $4,185,250     $872,489  1,103,081  ($3,481,592) $1,764,518
                           =========== =========== ============ ============ ========== ============ ===========




  See notes to unaudited consolidated condensed financial statements.


          CUTCO INDUSTRIES, INC. AND SUBSIDIARIES                                    Nine Months Ended
  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)                            March 31,
                                                                                -----------------------------
                                                                                    1998            1997
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      ($653,738)      ($296,947)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                               333,134         338,232
         Provision for doubtful accounts and notes receivable                              0          17,000
         Loss on sale/abandonment of assets, net                                     120,104          24,535
         Changes  in  operating  assets  and  liabilities,   net  of  effect  of
           acquisition and sale:
             Notes and accounts receivable                                            97,686          70,114
             Merchandise inventory                                                    26,326         (48,067)
             Prepaid expenses, taxes and miscellaneous receivables                    48,114          35,831
             Deposits and other                                                       25,718          (1,917)
             Accounts payable and accrued expenses                                   (75,301)       (131,241)
             Accrued and withheld taxes, other than income taxes                      65,812        (101,525)
             Income taxes payable                                                     (5,806)          2,293
             Deposits payable                                                        (28,053)         (2,663)
             Deferred income                                                             869           8,020
                                                                                -------------   -------------
     Net cash used in operating activities                                           (45,135)        (86,335)
                                                                                -------------   -------------
     Cash flows from investing activities:
       Purchases of property and equipment                                           (17,292)       (379,925)
       (Purchase)Sale of marketable securities.net                                   145,367         (77,047)
       Proceeds from sale of property and equipment                                      959           9,100
       Payment for business acquired                                                                 (45,000)
                                                                                -------------   -------------
     Net cash provided by (used in) investing activities                             129,034        (492,872)
                                                                                -------------   -------------
     Cash flows from financing activities:
       Principal payments on loans                                                   (43,706)        (40,771)
                                                                                -------------   -------------
     Net cash used in financing activities                                           (43,706)        (40,771)
                                                                                -------------   -------------
     NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                              40,193        (619,978)
     Cash and cash equivalents at beginning of period                                550,840       1,035,395
                                                                                -------------   -------------
     Cash and cash equivalents at end of period                                     $591,033        $415,417
                                                                                =============   =============
  Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                       $8,593         $11,093
       Income taxes                                                                  $17,474         $22,064
     Non cash investing and financing activities:
       Notes and accounts receivable received in connection
          with sale of salon                                                                         $20,000

  See notes to unaudited consolidated condensed financial statements.

         CutCo Industries, Inc. and Subsidiaries

     Notes to Unaudited Consolidated Condensed Financial Statements

                           March 31, 1998




  Note 1 - Financial Statements

  The accompanying unaudited consolidated condensed financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1997 included in the Company's Annual Report on Form 10- KSB for the Company's fiscal year then ended.


  Note 2 - Loss Per Common Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS 128), Earnings Per Share (EPS). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At March 31, 1998, the dilutive effects of stock options has been excluded because the calculation was anti-dilutive. EPS data for the periods ended March 31, 1998 and all prior periods have been restated to conform with the provisions of this Statement.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Nine Months Ended March 31, 1998


  Liquidity and Capital Resources:

  Cash and cash equivalents were $591,033 at March 31, 1998, as compared to $550,840 at June 30, 1997. In addition, at March 31, 1998, the Company had $354,016 of marketable securities, as compared to $499,383 at June 30, 1997. During the nine months ended March 31, 1998, the primary use of the Company's capital resources was net cash used in operating activities of $45,135, as compared to the primary use of the Company's capital resources in the nine months ended March 31, 1997 which was net cash used in investing activities of $492,872.

  The Company had a current ratio of 1.70 at March 31, 1998, as compared to 2.13 at March 31, 1997 and 1.87 at June 30, 1997.

  At March 31, 1998, commitments for capital expenditures and other investments did not exceed $30,000. Such commitments were for salon refurbishing, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

  Results of Operations:

  In the nine month period ended March 31, 1998 revenues from Company-owned salon operations decreased by 11.1% ($653,000) as compared to March 31, 1997. In the quarter ended March 31, 1998 revenues from Company-owned salons increased 4.2% ($69,000) as compared to the quarter ended March 31, 1997. The number of Company salons for each period remained at forty-one. Direct costs of Company-owned salons declined 11% for the nine month period and increased 1% for the quarter. The decrease for the nine months were in direct relation to sales whereas the small decrease in direct costs for the quarter reflected improved margins because of lower fixed costs.

  In the nine and three month periods ended March 31, 1998, royalties and service fees decreased by 22.4% ($307,000) and 8.5%, ($31,000), respectively, as compared to the nine and three month periods ended March 31, 1997. The overall decrease is due in part to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for the past several years (301 at March 31, 1996, 281 at March 31, 1997 and 233 at March 31, 1998).

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

  In the nine month period ended March 31, 1998 selling, general, and administrative expenses decreased by 3.8% ($67,000) as compared to the same period ended March 31, 1997. The decrease is due to decreased corporate occupancy costs offset by an increase in legal costs and the costs associated with operating the cosmetology technical training school which was closed in January, 1998.

  The provision for doubtful accounts and notes receivable declined by $17,000 and $15,000, respectively, for the nine and three month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997. The allowance at March 31, 1998 was $395,263 as compared to $353,041 at June 30, 1997.

  The income tax charges in the nine and three month periods ended March 31, 1998 and 1997 reflect that the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, and thus the Company was not able to offset certain subsidiary losses against other subsidiary income.

  The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuation, in the volume of business.

  The Company does not expect to incur significant expenses related to the year 2,000 computer programming changes, nor does it expect any material disruption in its business or that of its suppliers and licensees.

    Part II - Other Information




    Item 6.  Exhibits and Reports on Form 8-K

             a)  Not Applicable.

             b) Form 8-K dated April 2, 1998, reporting an event of March 31, 1998.

               CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                              SIGNATURES






       In  accordance  with  the requirements of the  Exchange  Act,  the

       Registrant caused  this report to be signed on its behalf  by  the undersigned, thereunto duly authorized.



                                     CUTCO INDUSTRIES, INC.

                                     (Registrant)




                                     s/DON vonLIEBERMANN
                                     ------------------------------------
                                             DON vonLIEBERMANN
                                                 President



                                     s/MARVIN MARCUS
                                     ------------------------------------
                                                MARVIN MARCUS
                                     Chairman and Chief Financial Officer









  DATE:  May 13, 1998