Form 10KSB
period 1998-06-30
CUTCO INDUSTRIES INC
filed 1998-10-13
CIK 26379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998          Commission file number:  0-5223

                             CUTCO INDUSTRIES, INC.
                 (Name of Small Business Issuer in its Charter)

       New York                                   11-1771806
(State of Incorporation)              (I.R.S. Employer Identification No.)

6900 Jericho Turnpike, Syosset, New York                           11791
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's telephone number, including area code:  (516) 677-0320

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

Check whether the Issuer (sometimes hereinafter called the "Registrant"): (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $8,770,228

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$3,829,094 as of September 17, 1998.

There were 806,125 shares of Common Stock outstanding as of September 17, 1998.

Transitional Small Business Disclosure Format (check one). Yes ___      No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                        FOR THE YEAR ENDED JUNE 30, 1998

INFORMATION REQUIRED IN ANNUAL REPORT OF SMALL BUSINESS ISSUERS

                                     PART I

Item 1. Description of Business.

     CutCo Industries, Inc. (the "Company") is a New York corporation organized in 1955. It is engaged primarily in the operation of hair care salons under the names "Haircrafters" and "Great Expectations Precision Haircutters" and franchising activities, including the franchising of hair care salons under such names. The Company also presently owns and operates, through wholly-owned subsidiaries, a Natisse International full service hair care and beauty salon, in Fort Worth, Texas, and directly owns and operates hair care salons in California under the name "Freestyle." As of September 17, 1998, the Company owned and operated 40 and franchised 191 hair care salons.

     In November 1993, the Company, through its subsidiaries, Four Star Restaurant Management Corporation ("Management Corp.") and Four Star Pizza Franchising Corp. ("Franchising Corp."), sold to a third party substantially all of the assets of the Company's Four Star Pizza business, which involved the operation and franchising of a take-out and delivery pizza shop chain under the "Four Star" name, including all existing franchise agreements and all rights in and to the "Four Star" service mark within the territory of the United States, the United States Virgin Islands, Puerto Rico and Canada. In addition, the Company licensed the rights to use the proprietary information and know-how used in the franchising and operation of the Four Star Pizza business in the United States. In August 1998, the Company sold all remaining licensing rights to the "Four Star" name and service mark.

Narrative Description of Business

     The Company's principal businesses are operating hair care salons under two of its trade names, and franchising activities, including the franchising of hair care salons under its proprietary names. Its Haircrafters ("Haircrafters") program caters to economy-minded clientele at salons located largely in shopping centers. Its Great Expectations Precision Haircutters ("Great Ex") program is designed to appeal to fashion-conscious individuals at salons located mainly in shopping malls. The Company has existing area distributor relationships with several of its franchisees under which they are licensed to grant subfranchises under the Company's proprietary names.

     In September 1996, the Company acquired a cosmetology technical training school in Easley, South Carolina, which operated in a 3,000 square foot retail location at an annual rental of $12,000 under a lease expiring December 31, 1998. This operation was discontinued in June 1998. The facilitly is currently used as a training center for employees and franchisees.

     As of September 17, 1998, the Company owned and operated 28 Haircrafters salons, 9 Great Ex salons, 2 Freestyle salons, and 1 Natisse salon in the United States, including salons in California, Florida, Georgia, Illinois, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas.

     As of September 17, 1998, the Company's franchisees (including subfranchisees) operated 191 licensed salons, which included 148 Haircrafters salons, 41 Great Ex salons and 2 Natisse salons in the United States and Canada.

     The Company's standard franchise agreement grants a franchisee the right to use the Company's proprietary names and marks in accordance with the Company's system, which includes standards and specifications related to products and services sold, maintenance of premises and employee conduct. A franchisee is required to pay an initial fee, currently $20,000 for the Haircrafters and Great Ex programs, and a weekly royalty, currently 6% of gross sales from the franchisee's salon. The Company also presently offers a variety of discount programs under which a franchisee operating multiple salons may be entitled to discounts of 25% of the initial franchise fee on any additional franchises he may purchase. The franchise agreement has an initial term of 15 years, with three five-year renewal options. The Company shares the initial franchise fees and royalties received on account of subfranchises sold by its area distributors, who perform continuing services for such subfranchisees. In fiscal 1998, the Company granted one franchise for a hair care salon under the Haircrafters name.

     In 1992 the Company introduced a New Area Development program, under which qualified existing franchisees could acquire an exclusive territory for the operation of existing and additional salons, in consideration of an initial fee (which could be financed over four years) based on a percentage of sales of the franchisee's existing salons and the franchisee's agreement to open and maintain a minimum number of additional salons within the exclusive territory. The additional salons would be opened by the franchisee at a reduced license fee, and the royalties payable by the franchisee with respect to any salon operated within the exclusive territory (including existing salons) would be reduced by 50%. At September 17, 1998, there were 40 licensed salons operating under the New Area Development Program. The Company no longer offers this program.

     The Company provides its franchisees with site-location assistance, training, and promotional and advertising assistance. In addition, the Company sells products and equipment (including fixtures, hair sprays, wave set solutions, shampoos, etc.) primarily for use or resale by its franchisees. Some of the products and equipment are manufactured according to the Company's specifications and sold under its proprietary names and marks. While the Company manufactures none of the products it sells, all are available in sufficient quantities to satisfy the Company's needs. The Company promotes its product and equipment sales to franchisees through direct mailings, but does not actively seek other markets for such products and equipment, except through the sale of such products from the Company-owned salons. In certain cases, the Company or one of its subsidiaries will construct a salon for a new franchisee, on a "cost plus" basis.

     The number of the Company's franchised hair care salons has been steadily decreasing for the last several years.

     In addition to the Haircrafters and Great Ex programs, the Company is engaged in the hair care and beauty salon business through the two Company-owned and operated Freestyle salons, both of which are located in California. In addition, the Company, through a wholly-owned subsidiary, presently owns and operates one Natisse International salon in Fort Worth, Texas.

     From June 1989 until November 1993, the Company, through Four Star Pizza Franchising Corp. ("Pizza Franchising"), a wholly-owned subsidiary of Four Star Restaurant Management Corporation ("Management Corp."), wholly owned by the Company, was engaged in the business of franchising a take-out and delivery pizza chain under the "Four Star" name, principally in western Pennsylvania, West Virginia and Ohio. In November 1993, the Company sold substantially all of the assets of the Four Star Pizza business, including all of its right, title and interest in and to the trade and service mark "Four Star" (registered in 1985 and acquired by the Company in 1989), which the Company had used in its Four Star Pizza business. In August 1998, the Company sold all remaining licensing rights to the "Four Star" name and service mark.

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

     The Company encounters competition in each of its major business activities from many firms, some of which are larger and more diversified and have greater assets and resources. The hair care business and the franchising business are highly competitive. The Company sells hair care products and equipment to franchisees, but the Company's franchisees also purchase hair care products and equipment from unrelated third parties. Data upon which the Company reliably can estimate its relative competitive position is unavailable in the hair salon industry because many of the Company's competitors are privately held and do not publish financial information.

     The Company made no material expenditures on Company-sponsored research and development or customer-sponsored research activities relating to products, services or techniques during fiscal 1997 or fiscal 1998.

     As of September 17, 1998, the Company employed approximately 325 persons, including employees of its subsidiaries, approximately 230 of whom are full time employees.

     The Company does not expect that compliance with federal, state and local laws, rules and regulations, enacted or adopted, relating to the discharge of materials into the environment, will materially affect the Company's capital expenditures, earnings or competitive position.

Item 2. Description of Property.

     The Company's principal executive offices are located in approximately 5,400 square feet of office space at 6900 Jericho Turnpike, Syosset, New York, under a lease expiring in February 1999. The current annual rental payable by the Company is approximately $75,000.

     In addition, the Company leases approximately 5,000 square feet of warehouse space in Jericho, New York, under a lease expiring in June 1999 at an annual rental of $50,000.

     Wholly-owned subsidiaries of the Company lease the premises for each of the 40 Company-owned salons in existence at September 17, 1998. These leases expire at various times up to 2007 and some contain options to renew.

     Wholly-owned subsidiaries of the Company also lease the premises of approximately 38 salons that are subleased to franchisees at the primary lease rental cost together, in certain cases, with an administrative fee. Neither the Company nor its subsidiaries have any other liability with respect to, or interest in, any of the leases on the premises of the Company's other franchised outlets.

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

                                     PART II



Item 5.  Market Price for Common Equity
         and Other Shareholder Matters

     (a) Through March 31, 1998, the Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective with the close of business on that date, the Company was delisted from The NASDAQ Stock Market. Since that date, the Company's Common Stock has traded on the OTC Bulletin Board. The prices in the table below represent the range of high and low closing bid quotations as reported by NASDAQ for each quarterly period during the last two fiscal years until March 31, 1998 and, after such date, as reported on the OTC Bulletin Board. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                        Year ended                Year ended
                                       June 30, 1998             June 30, 1997
                                     -----------------         -----------------
                                     High         Low          High         Low
--------------------------------------------------------------------------------
1st Quarter                          1.38         1.12         2.00         1.32

2nd Quarter                          1.46         1.12         1.50         1.32

3rd Quarter                          1.25         1.00         1.50         1.13

4th Quarter                          1.25         1.00         1.38         1.13


     (b) As of September 17, 1998, the Company had approximately 247 security holders of record, not including owners whose holdings are in single accounts of clearing houses or broker nominees.

     (c) The Company did not pay any dividends in fiscal 1998 or fiscal 1997.


Item 6.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operation.

Liquidity and Capital Resources:

     Cash and cash equivalents were $754,000 at June 30, 1998, as compared to $551,000 at June 30, 1997. In addition, the Company had marketable securities of $153,000 at June 30, 1998, as compared to $499,000 at June 30, 1997. In fiscal 1998, the primary source of the Company's liquidity and capital resources was net cash provided by operating activities of $50,000, as compared to $39,000 in fiscal 1997. Capital expenditures in 1998 were $26,000, as compared to $496,000 in fiscal 1997 because of reduced new salon openings.

     The Company had a current ratio of 2.59 at June 30, 1998, as compared to
1.87 at June 30, 1997.

     At June 30, 1998, commitments for capital expenditures and other investments did not exceed $150,000. Such commitments were for salon acquisitions and replacements. The Company believes its cash resources are adequate for its present short and long-term business requirements.

Results of Operations:

     In fiscal 1998, revenues from Company-owned salon operations decreased by 10%, or $766,000, as compared to the prior year. The decrease in revenues was mainly attributable to a decrease in the average number of Company-owned salons operating during fiscal 1998, as well as a decrease in same store sales of 7.5%. As of June 30, 1998, there were 40 Company-owned salons, as compared to 44 at June 30, 1997 and 41 at June 30, 1996. In fiscal 1998, direct costs of Company-owned salons decreased by 9.6%, or $690,000, over such total costs for fiscal 1997. These variances are largely attributable to costs that fluctuate in direct relation to sales. During fiscal 1998, the Company closed four (4) salons.

     Management will continue to close existing salons that do not meet its cash flow criteria.

     Sales of equipment and products remained relatively constant. For fiscal 1998, there was a slight increase of 3.7%.

     Royalties and service fees decreased by 11.1% in fiscal 1998, as compared to a decrease of 5.1% in fiscal 1997. This decrease is due to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (303 at June 30, 1995, 292 at June 30, 1996, 276 at June 30, 1997 and 191 at June 30, 1998). The decline in franchised salons resulted from non-renewal of franchise agreements, as well as lease terminations in franchised salons. The Company granted two new franchises in fiscal 1994, one in 1995, four in 1996, one in 1997 and one in 1998.

     The Company expects the decline in royalties and franchise fees to continue as a result of attrition of existing licensees, without replacements with new licensees. The Company does not anticipate significant hair care franchise sales from new locations for fiscal 1999, due to increased competition for new locations, coupled with a longer period from a salon's opening until it achieves profitable operations. In fact, the Company expects a further decline in royalties for fiscal 1999 in light of franchise contract and lease contract terminations that occurred at the end of fiscal 1998.

     Franchise fee income reported in fiscal 1998 resulted from realization of area license fees contracted for in prior years. Fees realized in fiscal 1998 were $11,000, as compared to $36,000 in fiscal 1997. Franchise fees, which are principally related to the Company's discontinued New Area Development Program, will continue to decline unless new franchised salons are opened by existing licensees and such new salons exceed attrition of other salons resulting from lease terminations and franchise contract expirations. The Company believes that the number of franchised salons, and franchise fee income and royalty income, will continue to decrease in the foreseeable future. In addition, franchise fee income is expected to decrease as payments to the Company under notes obtained in connection with that Program cease at the varying maturities of such notes.

     In fiscal 1998, selling, general and administrative expenses decreased by 9.2%, or $221,000, from $2,390,000 in fiscal 1997 to $2,170,000 in fiscal 1998.
The decreases were mainly due to lower lease occupancy and payroll costs.

     Losses on salon terminations increased from $46,000 in fiscal 1997 to $151,000 in the current fiscal year. Four salons were closed in fiscal 1998 and five salons were closed in fiscal 1997. The increase in net realizable loss for 1998 resulted from higher undepreciated costs for newer salons.

     Other net income increased from $75,000 in fiscal 1997 to $229,000 in fiscal 1998. The increases resulted from contractual payments due from certain licensees.

     There were state income tax charges of $17,000 in fiscal 1998 as compared to $20,000 in fiscal 1997. Since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income in fiscal 1998 and 1997. The Company has not recognized the future tax benefit of its net operating loss carryforwards, because presently the Company cannot reasonably estimate the benefits that may be realized upon profitable future operations.

     The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations in the volume of business. Furthermore, inflation has not materially affected the Company's revenues and income during the past two fiscal years.

     The Company has retained a software consultant to analyze the software changes that need to be made in order to render the Company's computer systems Year 2000 compliant. The Company is unable at present to estimate the cost of any needed revisions to its computer systems, but does not believe that it will experience material difficulties in attaining such compliance. The Company does, however, rely on vendors, franchisees and others to render their systems Year 2000 compliant. Any failure on their part to ensure such compliance in a timely manner may have a material adverse effect on the Company's ability to obtain goods and/or services necessary to the operation of its business or to receive timely payments and/or accurate reports from its franchisees.

Item 7. Financial Statements.

        (Response begins on page numbered F-1, which follows page II-4.)

Item 8. Changes in and Disagreements with Accountants.

     As previously reported in the Company's Current Report on Form 8-K for an event of June 10, 1998, on that date the Company terminated Grant Thornton LLP ("Grant Thornton") as the Company's independent auditors. The termination, which was approved by the Board of Directors of the Company, resulted solely from the Company's desire to curtail expenses for professional services. Grant Thornton's reports on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreement(s) in connection with its report during either of the Company's two most recent fiscal years or any subsequent interim period preceding the dismissal of Grant Thornton as the Company's independent auditors. On June 10, 1998, the Company's Board of Directors approved the selection of Nussbaum Yates & Wolpow, P.C. ("NY&W") as its new independent auditors. On the same date, NY&W accepted such appointment. The Company had not previously consulted with NY&W regarding any accounting matters.



                   [Balance of page left blank intentionally.]

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997





                                    CONTENTS


                                                                       Page
                                                                       ----

  Reports of Independent Certified Public Accountants                F-2 - F-3


  Consolidated financial statements:

      Balance sheets                                                 F-4 - F-5

      Statements of operations                                         F-6

      Statements of shareholders' equity                               F-7

      Statements of cash flows                                      F-8 - F-9

      Notes to consolidated financial statements                   F-10 - F-21

               Report of Independent Certified Public Accountants


Board of Directors
CutCo Industries, Inc. and Subsidiaries
Syosset, New York

We have audited the accompanying consolidated balance sheet of CutCo Industries, Inc. and Subsidiaries as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CutCo Industries, Inc. and Subsidiaries as of June 30, 1998, and the results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.e



/s/ NUSSBAUM YATES & WOLPOW, P.C.

NUSSBAUM YATES & WOLPOW, P.C.

Melville, New York
September 4, 1998

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
   CutCo Industries, Inc.


We have audited consolidated balance sheet of CutCo Industries, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenting. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CutCo Industries, Inc. and Subsidiaries as of June 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

Melville, New York
August 29, 1997

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1997


                                     ASSETS


                                                            1998         1997
                                                         ----------   ----------

Current assets:
   Cashand cash equivalents                              $  753,658   $  550,840
   Marketable securities                                    153,376      499,383
   Notes and accounts receivable, net                       343,267      377,514
   Merchandise inventory                                    364,185      376,797
   Deferred income taxes                                    130,000      120,000
   Prepaid expenses, taxes and miscellaneous
     receivables                                             85,259      131,211
   Assets held for sale                                     100,000         --
                                                         ----------   ----------

           Total current assets                           1,929,745    2,055,745
                                                         ----------   ----------

Property and equipment:
   Furniture, fixtures and equipment                      1,841,077    2,137,829
   Leasehold improvements                                    70,944       95,944
                                                         ----------   ----------
                                                          1,912,021    2,233,773
   Less accumulated depreciation and amortization         1,095,843    1,010,791
                                                         ----------   ----------

                                                            816,178    1,222,982
                                                         ----------   ----------

Other assets :
   Notes receivable, non-current, net                        77,246       78,574
   Deferred charges and other                                63,570      287,639
   Deposits                                                  74,733      105,885
                                                         ----------   ----------

                                                            215,549      472,098
                                                         ----------   ----------

                                                         $2,961,472   $3,750,825
                                                         ==========   ==========



                                   (Continued)

                       See notes to financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                             JUNE 30, 1998 AND 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1998           1997
                                                         -----------    ------------
Current liabilities:
   Accounts payable and accrued expenses                 $   567,381    $   823,323
   Current portion of long-term debt                           6,860        167,558
   Accrued and withheld taxes, other than income taxes       146,669         75,167
   Income taxes payable                                       25,073         31,453
                                                         -----------    -----------

           Total current liabilities                         745,983      1,097,501
                                                         -----------    -----------

Long-term debt                                                  --            6,860
                                                         -----------    -----------

Deposits payable                                              31,369         62,499
                                                         -----------    -----------

Deferred income                                               43,121         45,709
                                                         -----------    -----------

Deferred income taxes                                        130,000        120,000
                                                         -----------    -----------

Commitments and contingencies

Shareholders' equity:
   Common stock, $.10 par value, authorized
     5,000,000 shares, issued 1,883,706 shares               188,371        188,371
   Additional paid-in capital                              4,185,250      4,185,250
   Retained earnings                                       1,118,970      1,526,227
                                                         -----------    -----------

                                                           5,492,591      5,899,848

Less common stock held in treasury, at cost,
   1,103,081 shares                                       (3,481,592)    (3,481,592)
                                                         -----------    -----------

                                                           2,010,999      2,418,256
                                                         -----------    -----------

                                                         $ 2,961,472    $ 3,750,825
                                                         ===========    ===========

                       See notes to financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 1998 AND 1997


                       See notes to financial statements.


                                                          1998             1997
                                                      -------------    ------------
Revenues:
   Owned retail stores                                 $  6,896,700    $  7,662,343
   Sales of equipment and products                          199,542         192,510
   Royalties and service fees                             1,663,193       1,871,050
   Franchise fee income                                      10,793          36,126
                                                       ------------    ------------

                                                          8,770,228       9,762,029
                                                       ------------    ------------

Costs and expenses:
   Direct costs of owned retail stores                    6,512,973       7,202,762
   Cost of equipment and products sold                      149,440         156,106
   Depreciation and amortization                            466,412         462,774
   Selling, general and administrative expenses           2,169,554       2,390,029
   Provision for (recovery of) doubtful accounts
     and notes receivable                                   (14,946)         35,000
                                                       ------------    ------------

                                                          9,283,433      10,246,671
                                                       ------------    ------------

Loss from operations                                       (513,205)       (484,642)
                                                       ------------    ------------

Other income (loss):
   Interest and dividend income                              51,309          79,215
   Interest expense                                          (6,536)        (19,323)
   Loss on sale/abandonment of assets                      (150,589)        (45,546)
   Other income, net                                        228,611          74,610
                                                       ------------    ------------

                                                            122,795          88,956
                                                       ------------    ------------

Loss before income taxes                                   (390,410)       (395,686)

Income tax provision                                         16,847          20,000
                                                       ------------    ------------

Net loss                                               ($   407,257)   ($   415,686)
                                                       ============    ============

Basic net loss per common share                        ($       .52)   ($       .53)
                                                       ============    ============

Weighted average number of common shares outstanding        780,625         780,625
                                                       ============    ============


                       See notes to financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                 CONSOLDIATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1998 AND 1997




                                                                Additional                       Treasury Stock
                                          Common Stock           Paid-in      Retained        --------------------
                                     Shares         Amount       Capital      Earnings        Shares        Amount          Total
                                     ------         ------       -------      --------        ------        ------          -----

Balance at June 30, 1996            1,883,706   $   188,371   $ 4,185,250   $ 1,941,913      1,103,081   ($3,481,592)   $ 2,833,942

Net loss                                 --            --            --        (415,686)        --            --           (415,686)
                                   -----------  -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 1997            1,883,706       188,371     4,185,250     1,526,227      1,103,081    (3,481,592)     2,418,256

Net loss                                 --            --            --        (407,257)        --            --           (407,257)
                                   -----------  -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 1998            1,883,706   $   188,371   $ 4,185,250   $ 1,118,970      1,103,081   ($3,481,592)   $ 2,010,999
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========



                       See notes to financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 1998 AND 1997



                                                                          1998          1997
                                                                        ---------    ---------
Cash flows from operating activities:
   Net loss                                                             ($407,257)   ($415,686)
                                                                        ---------    ---------
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization of property and equipment            282,232      322,837
       Amortization of intangibles                                        182,181      139,937
       Provision for (recovery of) doubtful accounts and notes
         receivable, net                                                  (14,946)      35,000
       Loss on sale and abandonment of property
         and equipment, net                                               150,589       45,546
     Changes in operating assets and liabilities, net of effect of acquisition and disposition in 1997:
         Notes and accounts receivable                                     (7,591)      76,349
         Merchandise inventory                                             12,612       34,409
         Prepaid expenses, taxes and miscellaneous receivables             45,952      (16,196)
         Deposits and other                                                31,152       12,273
         Accounts payable and accrued expenses                           (255,942)    (138,408)
         Accrued and withheld taxes, other than income taxes               71,502      (84,136)
         Income taxes payable                                              (6,380)      10,232
         Deposits payable                                                 (31,130)       6,862
         Deferred income                                                   (2,588)       9,995
                                                                        ---------    ---------

                                                                          457,643      454,700
                                                                        ---------    ---------

                  Net cash provided by operating activities                50,386       39,014
                                                                        ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                                    (26,017)    (496,484)
   Proceeds from sale of property and equipment                              --          9,720
   Sale of marketable securities, net                                     346,007       66,342
   Expenditures for start-up and other deferred costs                        --         (3,309)
   Payments for businesses acquired                                          --        (45,000)
                                                                        ---------    ---------

                  Net cash provided by (used in) investing activities     319,990     (468,731)
                                                                        ---------    ---------




                                   (Continued)

                       See notes to financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       YEARS ENDED JUNE 30, 1998 AND 1997


                                                                                  1998           1997
                                                                               -----------    -----------
Cash flows from financing activities:
   Principal payments on loans                                                 ($  167,558)   ($   54,838)
                                                                               -----------    -----------

           Net cash used in financing activities                                  (167,558)       (54,838)
                                                                               -----------    -----------

           Net increase (decrease) in cash and cash equivalents                    202,818       (484,555)

   Cash and cash equivalents, beginning of year                                    550,840      1,035,395
                                                                               -----------    -----------

   Cash and cash equivalents, end of year                                      $   753,658    $   550,840
                                                                               ===========    ===========



Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest                                                                 $     6,536    $    14,310
                                                                               ===========    ===========
      Income taxes                                                             $    15,847    $    23,256
                                                                               ===========    ===========

    Non-cash investing and financing activities:
      Notes and accounts receivable received in connection
        with sale of salons                                                    $      --      $    20,000
                                                                               ===========    ===========



                       See notes to financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1998 AND 1997


1.   Summary of Significant Accounting Policies

     Description of Business

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

     Investments in Marketable Securities

     Investments in marketable securities at June 30, 1998 and 1997, consisting of U.S. treasury Notes due within one year (approximately $100,000 and $450,000) and mutual funds (approximately $53,000 and $49,000), have been classified as `available for sale securities" and are reported at fair value which approximates cost. Changes in the fair value of "available for sale securities" are classified as a separate component of shareholders' equity, net of any related tax effects. As of June 30, 1998 and 1997, fair value approximates cost.

     Merchandise Inventories

     Inventory, consisting primarily of merchandise held for resale, is stated at the lower of cost or market. Cost is determined using the first-in, first out method.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to related the cost of depreciable assets to operations over their estimated service lives (generally 5 to 10 years on a straight-line basis). Leasehold improvements and leasehold costs are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997



1.   Summary of Significant Accounting Policies (Continued)

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

     Revenues

     Income from sales of franchises is recognized when the Company has substantially fulfilled its related obligations under the franchise agreement. Until such time, fees are deferred, net of related direct costs. Royalties from franchisees are reported as revenue as the fees are earned and become receivable from the franchisee.

     Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statements and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards, for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that such portion of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings Per Share

     For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised. The effect of stock options on the calculation of earnings per common share was anti-dilutive in 1998 and 1997. Conforming of the data for the year ended June 30, 1997 did not result in a change to the reported loss per share.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


1.   Summary of Significant Accounting Policies (Continued)

     Stock-Based Compensation Plans

     The Company maintains two stock option plans, as more fully described in
     Note 6 to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation".

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

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory valuation, deferred charges and income taxes.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


1.   Summary of Significant Accounting Policies (Continued)

     Recently Issued Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on our consolidated financial position, results of operations or cash flows.


2.   Acquisitions

     During fiscal 1997, the Company acquired a cosmetology technical training school ("school") for $45,000 in cash. The excess over fair value of assets acquired of $20,000 was recorded in connection with this acquisition. The remaining carrying value of $18,680 related to this acquisition was written off in fiscal 1998 as the school was closed.

     This acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired salons are included in the Company's consolidated results of operations from the date of acquisition. The Company allocates the total consideration to the assets acquired based on their estimated fair value. Consolidated pro forma operating results as though the school was acquired at the beginning of 1997 are not presented as the pro forma results are not materially different from those of the Company.

     In addition, the Company is obligated, on certain prior acquisitions, to make contingent payments based upon profits, as defined, expiring through 2004.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


3.   Notes and Accounts Receivable

     Notes and accounts receivable consist of the following:

                                                                June 30,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
     Notes receivable                                   $508,107       $315,240
     Less non-current portion                            229,487        172,574
                                                        --------       --------

     Notes receivable, current portion                   278,620        142,666
     Accounts receivable                                 250,501        493,889
                                                        --------       --------

                                                         529,121        636,555
     Less allowance for doubtful accounts
       and notes                                         185,854        259,041
                                                        --------       --------

                                                        $343,267       $377,514
                                                        ========       ========

     Notes receivable, non-current                      $229,487       $172,574
     Less allowance for doubtful notes                   152,241         94,000
                                                        --------       --------

     Notes receivable, non-current, net                 $ 77,246       $ 78,574
                                                        ========       ========

     Through fiscal 1994, the Company received notes aggregating $895,119 in connection with the sale of area franchise rights. The notes are receivable in 48 equal installments with interest, and the related franchise fee income will be recognized as the notes are collected. During fiscal 1998 and 1997, the Company recognized $1,087 and $30,626, respectively, of franchise fee income relating to the collection of such notes. At June 30, 1997, the franchise fee income relating to the outstanding balance of $1,087 included in notes receivable had been deferred.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


4.   Deferred Charges and Other

     Deferred charges and other consist of the following:

                                                                          June 30,                Amortization
                                                                 ---------------------------     period (straight-
                                                                  1998              1997          line method)
                                                                 --------          ---------     ----------------
     Deferred costs relating to area distributorships           $ 11,357           $ 11,357          10 years
     Goodwill                                                     74,470             94,470        10 - 15 years
     Intangible assets - licensing rights (a)                       --              451,841           6 years
     Non-competition covenants                                      --              190,000           5 years
     Other                                                         5,118             33,870           Various
                                                                 --------          ---------
                                                                  90,945            781,538
     Less accumulated amortization                                27,375            493,899
                                                                 --------          ---------

                                                                $ 63,570           $287,639
                                                                 ========          =========


     (a) The Company sold its Four Star Pizza business as of November 8, 1993 for the initial consideration of $50,000 in cash and $150,000 in 8% promissory notes payable monthly over six years. In addition, the Company was entitled to future monthly royalties equal to 25% of initial franchise fees collected and 1.25% of gross sales generated by Four Star Pizza licensees. In August 1998, the Company received $90,000 and a promissory note of $10,000 in consideration for terminating the license agreement. Notes receivable of $58,112 and the remaining net realizable value of the licensing rights of $41,888 are included as assets held for sale. In connection therewith, the licensing rights were reduced by approximately $45,000 which is included in amortization expense.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


5.   Long-Term Debt

     Long-term debt consists of the following:

                                                             June 30,
                                                    ---------------------------
                                                      1998                1997
                                                    --------           --------
     Promissory notes                               $  6,860           $174,418
     Less current portion                              6,860            167,558
                                                    --------           --------

                                                    $   --             $  6,860
                                                    ========           ========

     On April 12, 1993, the Company issued two unsecured promissory notes of $190,000 and $160,000 in connection with an acquisition of eight salons. These notes are payable in 59 equal monthly installments consisting of principal and interest (8.5%) in the amounts of $2,985 and $2,513, respectively, which commenced on May 12, 1993 and mature on April 12, 1998, with final payments of $66,500 and $56,000, respectively. Annually, in the event the prime rate exceeds 7%, such notes shall bear interest at the prime rate, and the remaining balance of the note shall be amortized in equal monthly payments as if the original maturity date was April 12, 2000. The notes were fully paid in April 1998.

     On September 25, 1995, the Company issued a $20,000 promissory note in connection with the acquisition of one salon. This note is payable in 48 monthly installments consisting of principal and interest (7%) of $479, with final payment in September 1999.


6.   Stock Option Plans

     The Company has incentive stock option plans, as amended, which became effective in 1987 and 1990. The exercise price of options granted under the plan shall not be at less than the fair value at date of grant. Subject to termination of employment, options granted expire up to ten years from date of grant, and are non-transferable other than on death. Options become exercisable at the rate of twenty-five percent per year, commencing with the date of grant. Options for persons who attain fifteen years of service with the Company are fully exercisable on the date granted.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


6.   Stock Option Plans (Continued)

     The following summarizes the changes in options outstanding under the Company's stock options plans for the two years ended June 30, 1998:

                                                                                     Weighted-
                                                                                     Average
                                                   Number         Option Price       Exercise
                                                  Of Shares         Per Share        Price
                                                  ---------         ---------        --------
     Outstanding at June 30, 1996 and 1997         132,000         $1.25 - 3.03        $1.63

     Canceled                                      (24,000)        $1.25 - 2.75        $1.50
                                                  --------

     Outstanding at June 30, 1998                  108,000         $1.25 - 3.03        $1.66
                                                  ========
     Options exercisable at June 30, 1997          105,000         $1.25 - 3.03        $1.73
                                                  ========

     Options exercisable at June 30, 1998           99,500         $1.25 - 3.03        $1.70
                                                  ========


     At June 30, 1998 and 1997, the Company had 60,000 and 52,000 shares available for grant.

     The following table summarizes information concerning options outstanding at June 30, 1998:

                                            Options Outstanding                          Options Exercisable
                              ------------------------------------------------    --------------------------------
                                                   Weighted-
                                                    Average          Weighted-                        Weighted-
     Range of                                      Remaining         Average                          Average
     Exercise                    Number           Contractual        Exercise        Number           Exercise
     Prices                   Outstanding        Life (Months)        Price        Outstanding         Price
     ------                   -----------        -------------        -----        -----------         -----

      $1.25 - $1.375             84,000               29              $1.31           75,500            $1.32
      $2.75 - $3.03              24,000                3              $2.89           24,000            $2.89

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


6.   Stock Option Plans (Continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net loss and loss per share would be reduced to the pro forma amount indicated below for the years ended June 30:

                                              1998                1997
                                           ---------           ----------

     Net loss:
       As reported                         ($407,257)          ($415,686)
       Pro forma                            (409,795)           (418,224)

     Basic loss per common share:
       As reported                             ($.52)              ($.53)
       Pro forma                                (.52)               (.54)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1997 and 1998: expected volatility of 30%; risk-free interest rate of 5.7%; and expected term of 5 years for both years.

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


7.   Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return and separate state and local returns. Income tax expense for the years ended June 30, 1998 and 1997 is composed of state and local taxes.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


7.   Income Taxes (Continued)

     The reasons for the difference between the total tax provision and the amount computed by applying the statutory Federal income tax rate to the loss before income taxes are as follows:

                                                             June 30,
                                                   -----------------------------
                                                      1998              1997
                                                   ---------          ---------
     Expected tax benefit                          ($133,000)         ($135,000)
     State and local income taxes, net of
       Federal income tax benefit                     11,000             13,000
     Increase in valuation allowance                 155,000            146,000
     Other                                           (16,153)            (4,000)
                                                   ---------          ---------

                                                   $  16,847          $  20,000
                                                   =========          =========

     Deferred tax assets (liabilities) are comprised of the following:

                                                      1998               1997
                                                   ---------          ----------

     Gross deferred tax liability,
       depreciation                                ($130,000)         ($120,000)
                                                   ---------          ---------

     Gross deferred tax assets:
       Bad debt reserves                             115,000            120,000
       Net operating loss carryforward               558,000            394,000
       Tax credits                                    49,000             45,000
       Other                                           8,000              6,000
                                                   ---------          ---------

                                                     730,000            565,000

     Valuation allowance                             600,000           (445,000)
                                                   ---------          ---------

               Net deferred tax assets               130,000            120,000
                                                   ---------          ---------

               Net deferred tax liability          $    --            $    --
                                                   =========          =========

     The Company has net operating loss and tax credit carryforwards of approximately $1,640,000 and $49,000, respectively, expiring through 2013.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


8.   Franchising Information

     The Company operates a chain of its own hair care salons and has granted franchises for hair care salons throughout the United States. As of June 30, 1998, there were 40 Company-owned salons in operation, compared to 44 at June 30, 1997. The number of franchised salons was 191 and 276 at June 30, 1998 and 1997. During the year ended June 30, 1998, the Company closed 4 salons and the cosmetology technical training school. During the year ended June 30, 1997, the Company closed 5 salons, sold 1 salon, opened 9 new salons, and acquired a cosmetology technical training school. The Company did not record any initial franchise fees during the year ended June 30, 1998 and 1997.

9.   Commitments and Contingencies

     The Company leases office and salon facilities and also leases certain equipment under operating leases that expire through 2007. The leases provide for minimum annual rentals and, in most cases, for percentage rentals based on sales in excess of specified minimum amounts, real estate taxes and other expenses. Certain of the leased premises are sublet to licensees at rentals equal to those paid by the Company. Certain of the leases contain options to renew.

     The following is a schedule of approximate minimum rentals and subrental income under non-cancelable operating leases having an initial or remaining term of more than one year as of June 30, 1998:

                                                                          Minimum
                                                                        Amounts to be              Net
                                                       Minimum          Received from            Minimum
                                                       Rentals            Subleases               Rentals
                                                       -------            ---------               -------
                 Year ending June 30,

                         1999                         $1,809,000          $  901,000           $  908,000
                         2000                          1,416,000             792,000              624,000
                         2001                          1,097,000             672,000              425,000
                         2002                            799,000             507,000              292,000
                         2003                            467,000             317,000              150,000
                      Thereafter                         706,000             605,000              101,000
                                                    ------------        ------------         ------------

                                                      $6,294,000          $3,794,000           $2,500,000
                                                      ==========          ==========           ==========

                    CUTCO INDUSTRIES, INC. AND SUBSIDIAIRES

                       YEARS ENDED JUNE 30, 1998 AND 1997


9.   Commitments and Contingencies (Continued)

     The following is a schedule of approximate rental expense (net of sublease rental income) for the years ended June 30, 1998 and 1997:

                                                      1998               1997
                                                   ----------         ----------

     Minimum rentals                               $  984,000         $1,095,000
     Percentage rentals, real estate taxes            195,000            276,000
                                                   ----------         ----------

                                                   $1,179,000         $1,371,000
                                                   ==========         ==========

10.  Other Income

     Other income for 1998 includes the fourth quarter collection of $180,000 of past due royalties that were previously written off.


11.  Advertising

     Advertising costs were approximately $110,000 and $165,000 for the years ended June 30, 1998 and 1997.

                                    PART III


Item 9.  Directors, Executive Officers,
         Promoters and Control Persons;
         Compliance with Section 16(a).

     The following list sets forth information as of September 17, 1998, as to all directors and executive officers of the Company during its 1998 fiscal year:

     MARVIN W. MARCUS, age 73, has been Chairman of the Board of Directors of the Company since October 1, 1986 and Vice President-Financial Planning since May 1984. Mr. Marcus has also been a director of the Company since 1970. From 1970 until April 1984, he served as Secretary/Treasurer and Chief Financial Officer of the Company. In May 1998, Mr. Marcus resumed his duties as Treasurer and Chief Financial Officer, upon the resignation of Michael P. Kramer from those positions. He is a certified public accountant and for more than twenty years has been a principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York.

     DON VONLIEBERMANN, age 60, has been President of the Company since October 1, 1986, and a director since 1975. Mr. vonLiebermann had been Vice President, and thereafter Executive Vice President, of the Company from 1970 until he became President of the Company. In May 1998, Mr. vonLiebermann assumed certain of the operational duties previously handled by Mr. Kramer, who resigned in May 1998.

     MICHAEL P. KRAMER, age 53, served as Vice President-Finance and Treasurer of the Company from May 1984, and as a director of the Company from November 1984, until his resignation as an officer, director and employee of the Company, effective April 30, 1998.

     JOHN H. DANIELS, age 70, a partner in the Mineola, New York law firm of John H. Daniels since 1958, served as a director of the Company for more than five years before his resignation in May 1998. Mr. Daniels is a director and past president of the Nassau Lawyers Association and owns and manages commercial real estate in New York State. Mr. Daniels is the brother-in-law of Marvin W. Marcus.

     RICHARD C. ANTHONY, age 60, currently a private investor and real estate consultant, served as a director of the Company for more than five years before his resignation in May 1998. He has served as Executive Vice President of The Peregrine White Company, Inc., engaged in the real estate business, from 1987 to 1993.

     VINCENT K. DEPIERRO, age 61, an independent publisher sales representative since April 1995, served as a director of the Company for more than five years before his resignation in May 1998. From February 1987 through April 1995, he served as the Associate Publisher of Parents Magazine, Division of Gruner Plus Jahr.

     IRA H. GOLDBERG, age 61, served as a director of the Company for more than five years before his resignation in May 1998. Mr. Goldberg is a certified public accountant and for more than twenty years has been a

                                     III - 1
principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York. Marvin
W. Marcus is also a principal of such firm.

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

Item 10. Executive Compensation.

     The following table shows information regarding compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended June 30, 1996, 1997 and 1998, to the three (3) highest paid persons who are, or at some point during the fiscal year ended June 30, 1998 were, officers or directors of the Company (being the only such persons whose aggregate annual compensation exceeds $100,000). A fee of $500 per meeting is paid to non-employee members of the Board for attendance in person at Board meetings.


                           Summary Compensation Table
                           --------------------------

                                                      Securities
      Name and                         Salary ($)     Underlying   Other Compen-
Principal Position            Year      (1)(2)       Option Grant     sation
------------------            ----      ------       ------------     ------
Don vonLiebermann,            1998      202,000            --           (3)
President                     1997      202,000            --           (3)
                              1996      202,000          20,000         (3)

Marvin W. Marcus,             1998      184,500            --           (3)
Chairman of the Board         1997      184,500            --           (3)
and Treasurer                 1996      184,500          20,000         (3)

Michael P. Kramer             1998      143,573            --           (3)
Vice President -              1997      143,573            --           (3)
Finance                       1996      143,573          20,000         (3)

----------
(1) The current annual salary for each of Messrs. Marcus and vonLiebermann is $184,500 and $202,000, respectively. Mr. Kramer resigned as an officer, director and employee of the Company effective April 30, 1998. Mr. Kramer and the Company entered into a severance agreement in connection with his resignation. The terms of the severance agreement obligate the Company to pay to Mr. Kramer his salary for the months of May and June, 1998, as well as that portion of fiscal 1999 that

                                     III - 2
     commences July 1, 1998 and ends December 31, 1998. The amount of salary set forth above for Mr. Kramer for fiscal 1998 includes that portion of the severance payments that were due and paid for periods during fiscal 1998. (See Employment Agreements, below, for information concerning deferrals by Messrs. Marcus and vonLiebermann with respect to salary increases.)

(2) Does not include $32,400, $32,400 or $32,400 paid to the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C. (formerly known as Gettry, Marcus & Co.), in which Mr. Marcus is a principal, for services rendered by the firm during the fiscal years ended June 30, 1998, 1997 and 1996, respectively, in the preparation of federal, state and local tax returns and performance of other accounting services for the Company and its subsidiaries, inclusive of disbursements.

(3) The Company provided and maintained automobiles for use by Marvin W. Marcus, Don vonLiebermann and Michael P. Kramer in connection with Company business during each of fiscal years 1996, 1997 and 1998. The aggregate annual cost to the Company for these automobiles in each year was approximately $48,000. To the extent these automobiles were used for other than Company business, the cost of rental and maintenance may be considered compensation to the above-named individuals. No value for personal use of automobiles by such individuals has been included in the aggregate remuneration table set forth above.

Employment Agreements

     Each of Messrs. Marcus, vonLiebermann and Kramer entered into an Employment Agreement with the Company dated April 24, 1991, each of which has been amended from time to time. Mr. Kramer's employment agreement, which had most recently been amended on June 16, 1997 by written agreement, terminated effective April 30, 1998. The employment agreements of Messrs. Marcus and vonLiebermann were most recently amended on July 27, 1998 by written agreement. Each of the Employment Agreements for Messrs. Marcus and vonLiebermann is now scheduled to expire on July 31, 1999. Those Employment Agreements provided for initial annual salaries of $246,582 for both of Messrs. Marcus and vonLiebermann (subject to cost of living increases during certain years of the terms thereof). Effective January 1, 1996, pursuant to an oral modification to each of the Employment Agreements that was made on November 16, 1995 (and subsequently memorialized in written amendments dated August 14, 1996), each of Messrs. Marcus and vonLiebermann agreed to reduce the amount of their annual salary, prospectively, by $75,000 and $40,000, respectively. Prior to such reductions, the adjusted annual salaries of Messrs. Marcus and vonLiebermann were $222,000 and $222,000, respectively (which reflected a prior agreed-upon salary reduction). Pursuant to the August 14, 1996 amendments to the Employment Agreements, the monthly installments of salary payable to Messrs. Marcus and vonLiebermann were increased, effective August 1, 1996, by $3,125 and $1,667, respectively, which, on an annualized basis, represents fifty (50%) percent of the annual reductions to which each of Messrs. Marcus and vonLiebermann previously had agreed.

     Each of Messrs. Marcus and vonLiebermann had deferred receipt of $55,435 of annual salary, which amount represents the aggregate of the cost of living adjustments to which they are entitled for the period from August 1991 through October 31, 1994. Under prior understandings between the Company and its executive officers, such deferred salary had accrued interest at a rate equal to the prime rate offered from time to time by the Company's primary

                                     III - 3
bank lender. Such deferred salary with interest would have been payable upon the termination of the deferring party's employment with the Company. The Company and Messrs. Marcus and vonLiebermann agreed that, effective January 1, 1996, all interest would cease to accrue on such deferred compensation, and each of Messrs. Marcus and vonLiebermann would receive such deferred compensation, together with previously accrued interest, for an aggregate amount of $65,628 owing to each of them, in twelve (12) consecutive equal monthly installments of $5,469 each, the first of which was paid by the Company on January 31, 1996 and the last of which was paid in January 1997.

     The Employment Agreements contain customary provisions for benefits (including retirement and severance payments), reimbursement of expenses, disability, non-disclosure and non-competition. Under the January 1, 1996 amendments to the Employment Agreements, each of Messrs. Marcus and vonLiebermann agreed to terminate, effective January 1, 1996, his rights, under his respective Employment Agreement, to (i) terminate the Employment Agreement in the event of a change in control of the Company (as defined in the Employment Agreement), unless he is offered continued employment pursuant to a written employment agreement on terms and at a compensation level at least as favorable to him as those set forth in Employment Agreement, (ii) receive, in the event of such a termination by reason of a change in control of the Company, a lump sum severance payment from the Company in an amount equal to 2.99 times the employee's average annual compensation over the five taxable years preceding the year in which the change of control occurs, and (iii) continued medical insurance coverage under the Company's existing policies (to the extent that the value thereof is not deemed income to the employee under the Internal Revenue Code of 1986, as amended), for a period of three years after termination of employment. Those waivers of rights, effective January 1, 1996, were memorialized in the August 14, 1996 amendments to the Employment Agreements. Neither Mr. Marcus nor Mr. vonLiebermann is entitled to any vested pension benefits.

Stock Option Plans

     The Company had a stock option plan for officers, directors and employees of the Company and its subsidiaries that was adopted on October 16, 1987 (the "1987 Plan"). Since September 30, 1997, options may no longer be granted under the 1987 Plan. The Company also has a stock option plan for officers, directors and employees of the Company and its subsidiaries that was adopted on November 15, 1990 (the "1990 Plan").

     Options granted under the 1990 Plan to employees may be either incentive stock options or non-qualified stock options at the discretion of the Board. Options granted under the 1990 Plan to non-employee directors must be non-qualified stock options. Non-qualified stock options are not intended to qualify for incentive stock option plan treatment.

     The 1990 Plan gives sole discretion to the Board to grant options to purchase the Company's Common Shares at not less than the market value of the shares on the date of grant. Options granted under the 1990 Plan must expire no later than ten years (five years, if the grantee is a director or holder of 10% of the voting stock of the Company), after the date of grant.

     During fiscal 1998, no options were exercised under any of the Plans. During fiscal 1998, no options to acquire shares of the Company's Stock previously granted under the Plans expired. Furthermore, during fiscal


                                     III - 4

1998, no options to purchase shares were granted under the 1987 Plan, and no options to purchase shares were granted under the 1990 Plan.

     As of June 30, 1998, there were 60,000 shares available as the subject of options to purchase under the 1990 Plan.

Item 11. Security Ownership of Management and Certain Security Holders.

Voting Securities.

     The following table sets forth information at September 17, 1998 concerning ownership of the Company's Common Shares by (i) the two (2) highest paid persons who are officers and directors of the Company (at September 17, 1998, there were only two executive officers and directors), (ii) all officers and directors of the Company, as a group, and (iii) each person who owns of record, or is known to the Company to own beneficially, more than 10% of the Company's Common Shares.

 Name and Address             Amount and Nature of            Percent
of Beneficial Owner           Beneficial Ownership(1)         of Class
-------------------           -----------------------         --------
                      Sole Voting and    Shared Voting and
                      Investment Power   Investment Power
                      ----------------   ----------------

Marvin W. Marcus            - 0 -            338,713(2)        39.5%
 P.O. Box 265
 Jericho, New York

Don vonLiebermann           - 0 -            338,713(2)        39.5%
 P.O. Box 265
 Jericho, New York

Cutco Acquisition Corp.     - 0 -            106,200           13.2%
 2401 PGA Boulevard
 Palm Beach Gardens, FL

All officers and
  directors as a group
  (2 persons)               - 0 -            338,713(2)        39.5%

----------
(1) Each named person or group is deemed to be the beneficial owner of securities that may be acquired within sixty days through the exercise of options, warrants and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group. Such securi ties are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group. Accordingly, the indicated number of shares includes shares issuable upon exercise of options (including employee stock options) held by such person or group.

(2) Messrs. Marcus and vonLiebermann entered into an agreement pursuant to which they agreed to vote all of the shares owned by either of them upon mutual agreement with respect to matters relating to an

                                    III - 5
     acquisition of the Company. Accordingly, this number includes 166,866 shares owned by Mr. vonLiebermann individually and 117,241 shares owned by Mr. Marcus individually. Also includes 26,000 Common Shares and 26,000 Common Shares issuable upon exercise of currently exercisable options held by Messrs. vonLiebermann and Marcus, respectively. Also includes 1,000 shares, representing Mr. Marcus' pro rata portion of shares owned by a partnership in which Mr. Marcus is a partner. Also includes an aggregate of 606 shares held by Mr. vonLiebermann as custodian for his children in which he has voting and investment power, but no present economic interest. Mr. vonLiebermann disclaims beneficial ownership of these shares. Includes 1,000 shares owned directly or indirectly by Mr. Marcus' wife but does not include 3,400 shares owned by Mr. Marcus' adult children or 29,234 shares owned by other relatives of Mr. Marcus, in all of which shares Mr. Marcus has no present economic interest or voting power and as to which he disclaims beneficial ownership.

Fiscal Year End Option Values

     The following table sets forth information at the 1998 fiscal year end, concerning the number of securities underlying unexercised options held by the executive officers and directors of the Company identified in the Summary Compensation Table:

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

Item 12. Certain Relationships and Related Transactions

     See footnote (3) of the aggregate annual remuneration table under "Aggregate Annual Remuneration," for a discussion of amounts paid by the Company during fiscal 1997 to Gettry, Marcus, Stern & Lehrer, CPA, P.C., a New York City accounting firm in which Mr. Marcus, a shareholder, director and executive officer of the Company, and Mr. Goldberg, formerly a director of the Company, are partners.

     With respect to the fees paid by the Company for services, as described in the preceding paragraph, Management believes that such fees are substantially comparable to the fees that would have been paid to unaffiliated parties providing such services to the Company.




                                     III - 6

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


                                III - 7

Exhibits (Continued)                                                       Page
                                                                           ----

(3.2)     The Registrant's By-laws, as amended to date are
          incorporated by reference to Exhibit 3.1.3 to the
          Registrant's Annual Report on Form 10-K for its
          1990 fiscal year.                                                  N/A

(10.1)    The Registrant's form of franchise agreement for
          use in the United States is incorporated by
          reference to Exhibit 10.1 to the Registrant's
          Annual Report on Form 10-KSB for the 1995 fiscal
          year.                                                              N/A


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

(10.3.2)  Sale Agreement for sale of "Four Star" Licensing
          rights.                                                            E-1

(10.4)*   Employment Agreement dated as of April 24, 1991
          between the Registrant and Marvin W. Marcus, as
          amended by letter dated May 15, 1992 is
          incorporated by reference to Exhibit 10.9 to the
          Registrant's Annual Report on Form 10-K for the
          1992 fiscal year.                                                  N/A


                                III - 8

Exhibits (Continued)                                                       Page
                                                                           ----

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


                                III - 9

Exhibits (Continued)                                                        Page
                                                                            ----

(10.7)*   Letter agreement dated as of July 27, 1998,
          amending Employment Agreement dated as of April
          24, 1991 between the Registrant and Marvin W.
          Marcus.                                                            E-5

(10.7.1)* Letter agreement dated as of July 27, 1998,
          amending Employment Agreement dated as of April
          24, 1991 between the Registrant and Don
          vonLiebermann.                                                     E-6

(10.7.2)* Severance agreement dated as of April 24, 1998,
          between the Registrant and Michael Kramer.                         E-7

(21)      Subsidiaries of the Registrant.                                   E-14

(23)      Consent of Independent Certified Public
          Accountants.                                                      E-15


          (b) Reports on Form 8-K.

          The following two Reports on Form 8-K were filed by Registrant during the last quarter of the fiscal year covered by this Report. Neither of the Reports for a Current Event included financial statements.

          1.   Report on Form 8-K/A for an event of June 10,
               1998 (change of auditors)

          2.   Report on Form 8-K for an Event of March 31,
               1998 (NASDAQ delisting)

-------
*    Denotes management contract or compensatory plan or arrangement.


                                    III - 10

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CUTCO INDUSTRIES, INC.

                                           By:   s/ Don vonLiebermann
                                                 -------------------------------
                                                    Don vonLiebermann,
                                                   President and Director
Dated:  October 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Title                  Name and Signature             Date

Chairman of the Board,
 Treasurer and
 Principal Financial
 Officer and Principal
 Accounting Officer        /s/ Marvin W. Marcus         October 13, 1998
                        --------------------------
                           (Marvin W. Marcus)
President, Chief
  Executive Officer,
  Director                 /s/ Don vonLiebermann        October 13, 1998
                        --------------------------
                            (Don vonLiebermann)