Form 10QSB
period 1998-09-30
CUTCO INDUSTRIES INC
filed 1998-11-13
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
                          FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998        Commission file number 0-5223


                     CUTCO INDUSTRIES, INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

  New York                                              11-1771806
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


6900 Jericho Turnpike, Syosset, New York                   11791
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (516)  677-0320
                                                    ---------------------
------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.

        * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  X            No
                                                  -------          ----------

Number of common shares outstanding at November 6, 1998 is 806,125
Transitional Small Business Disclosure:     Yes                  No       X
                                               --------                ------

                     CUTCO INDUSTRIES, INC.

                          FORM 10-QSB

                             INDEX



                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

       Consolidated Condensed Balance Sheets -
       September 30, 1998 and June 30, 1998                           1 - 2

       Consolidated Condensed Statements of Operations -
       Three Months Ended September 30, 1998 and 1997                     3

       Consolidated Condensed Statement of Shareholders
       Equity - Three Months Ended September 30, 1998                     4

       Consolidated Condensed Statements of Cash Flows -
       Three Months Ended September 30, 1998 and 1997                     5

       Notes to Unaudited Consolidated Condensed
       Financial Statements                                               6

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7 - 8
PART  - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                               10

             CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              ASSETS


                                               September 30      June 30
                                                  1998            1998

Current assets:
     Cash and cash equivalents                 $ 775,468        $753,658
     Marketable securities                       157,689         153,376
     Notes and accounts receivable, net          309,430         343,267
     Merchandise inventory                       382,431         364,185
     Deferred income taxes                       130,000         130,000
     Prepaid expenses, taxes and miscellaneous
        receivables                               30,369          85,259
     Assets held for sale                           -            100,000
                                               ---------       ---------

          Total Current Assets                 1,785,387       1,929,745
                                               ---------       ---------


Property and equipment:
   Furniture, fixtures and equipment           1,727,425       1,841,077
   Leasehold improvements                         61,030          70,944
                                               ---------       ---------
                                               1,788,455       1,912,021

Less accumulated depreciation and amortization 1,015,421       1,095,843
                                               ---------       ---------

                                                 773,034         816,178
                                               ---------       ---------

Other assets:
  Notes receivable, non-current, net             335,251          77,246
  Deferred charges and other                      60,373          63,570
  Deposits                                        69,072          74,733
                                               ---------       ---------
                                                 464,696         215,549

                                              $3,023,117      $2,961,472
                                               =========       =========


                           (Continued)
           See notes to unaudited financial statements

             CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS (UNAUDITED) - (CONTINUED)
               LIABILITIES AND SHAREHOLDERS' EQUITY



                                            September 30        June 30
                                              1998               1998

Current liabilities:
  Accounts  payable and accrued expenses    $  534,824        $  567,381
  Current  portion of long-term debt             5,535             6,860
  Accrued and withheld taxes, other
   than income taxes                           120,372           146,667
  Income taxes payable                          10,397            25,073
                                             ---------         ---------

Total current liabilities                      671,128           745,983
                                             ---------         ---------
Long-term debt                                    -                 -
                                             ---------         ---------
Deposits payable                                18,565            31,369
                                             ---------         ---------
Deferred income                                 41,953            43,121
                                             ---------         ---------
Deferred income taxes                          130,000           130,000

Shareholders' equity:
 Common stock, $.10 par value,
 authorized 5,000,000 shares, issued
 1,909,206 shares                              190,921           188,371
 Additional paid-in-capital                  4,223,575         4,785,250
 Retained earnings                           1,228,567         1,118,970
                                             ---------         ---------

                                             5,643,063         5,492,591

Less common stock held in treasury,
 at cost, 1,103,081 shares                  (3,481,592)       (3,481,592)
                                             ---------         ---------

                                             2,161,471         2,010,999
                                             ---------         ---------
                                           $ 3,023,117       $ 2,961,472
                                            ==========        ==========


           See notes to unaudited financial statements.

             CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three months ended September 30,
                                              1998                   1997

Revenues:
     Owned retail stores                   $ 1,635,638           $ 1,858,659
     Sales of equipment and products            37,298                52,394
     Royalties, service fees and
       franchise income                        445,587               413,778
                                             ---------             ---------
                                             2,118,523             2,324,831
                                             ---------             ---------

Costs and expenses:
    Direct costs of owned retail stores      1,561,065             1,719,748
    Costs of equipment and products sold        30,900                34,592
    Depreciation and amortization               63,976               114,720
    Selling, general and administrative
      expenses                                 441,803               549,846
    Provision for doubtful accounts and
      notes receivable                          15,000                15,000
                                             ---------             ---------
                                             2,112,744             2,433,906
                                             ---------             ---------
Other income (loss):
   Interest and dividend income                 31,629                 8,591
   Interest expense                               (112)               (4,284)
   Gain (loss) on sale/abandonment
     of assets, net                               -                 (105,928)
   Other income, net                            75,254                18,112
                                             ---------             ---------
                                               106,771            (   83,509)
                                             ---------             ---------

Income (loss) before income taxes              112,550             ( 192,584)

Income taxes                                     2,953                 9,051
                                             ---------             ---------
Net income (loss)                           $  109,597            ($ 201,635)
                                             ---------             ---------

Earnings (loss) per common share                 $0.14                ($0.26)
                                             ---------             ---------

Weighted average number of common shares
   outstanding                                 784,782               780,625
                                             ---------             ---------


          See notes to unaudited financial statements.

                          CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                  Additional                       Treasury
                   Common           Stock         Paid-in          Retained        Stock
                   Shares           Amount        Capital          Earnings        Shares        Amount          Total

Balance at
  July 1, 1998   1,883,706       $188,371        $4,185,250       $1,118,970       $1,103,081 ($3,481,592)    $2,010,999

Net Income                                                           109,597                                     109,597

Exercise of
 employee stock
 options            25,500          2,550            38,325                                                       40,875
                 -------------------------------------------------------------------------------------------------------
Balance at
September 30,
 1998 unaudited) 1,909,206       $190,921        $4,223,575       $1,228,567      $1,103,081   ($3,481,592)  $2,161,471
                 =======================================================================================================









                       See notes to unaudited financial statements.

             CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                        1998           1997

Cash flows from operating activities:
   Net income (loss)                               $ 109,597       ($ 201,635)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                    63,976          114,720
     Provision for doubtful accounts and notes
       receivable                                       -              15,000
     Loss on sale/abandonment of assets, net            -             105,928
     Changes in operating assets and liabilities,
      net of effect of acquisition and sale:
       Notes and accounts receivable                 33,837           (24,039)
       Merchandise inventory                        (18,256)          (16,417)
       Prepaid expenses, taxes and miscellaneous
        receivables                                  54,890            44,559
       Deposits  and  assets  held  for  sale       105,661            28,171
       Accounts payable and accrued expenses        (32,557)          (85,155)
       Accrued and withheld taxes, other than
         income taxes                               (26,297)          (10,808)
       Income taxes payable                         (14,676)          (14,227)
       Deposits payable                             (12,804)          (28,053)
       Deferred income                               (1,168)           10,590
                                                   --------          --------

   Net cash provided by operating activities        262,203           (61,366)
                                                   --------          --------


Cash flows from investing  activities:
   Purchases  of  property  and  equipment         (17,625)            (2,926)
   Increase  in  marketable  securities             (4,313)            (1,690)
   Proceeds  from sale of  property  and
     equipment                                        -                   100

Increase in long-term notes receivable            (258,005)              -
                                                  --------            -------

   Net cash used in investing activities          (279,943)            (4,516)
                                                  --------            -------

Cash flows from financing activities:
   Principal payments on loans                      (1,325)           (14,316)
   Proceed from exercise of stock options           40,875               -
                                                  --------            -------
   Net cash provided by financing activities        39,550            (14,316)
                                                  --------            -------
   Increase (decrease) in cash and cash
     equivalents                                    21,810            (80,198)
  Cash and cash equivalents at beginning
     of period                                     753,658            550,840
                                                  --------           --------
  Cash and cash equivalents at end of period     $ 775,468          $ 470,642
                                                  --------           --------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                               $     112          $  3,545
          Income taxes                           $  14,676          $  4,215




           See notes to unaudited financial statements.

                  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                 NOTES TO UNAUDITED  FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998






NOTE 1 - FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1998 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

                  Three Months Ended September 30, 1998


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents were $775,000 at September 30, 1998, as compared to $753,00 at June 30, 1998. In addition, at September 30, 1998, the Company had $158,000 of marketable securities, as compared to $153,000 at June 30, 1998. Capital expenditures for the quarter were $17,000 as compared to $3,000 for the prior year.

The Company had a current  ratio of 2.66 at September  30, 1998,  as compared to
2.02 at September 30, 1997 and 2.59 at June 30, 1998.

At  September  30,  1998,   commitments  for  capital   expenditures  and  other
investments did not exceed $30,000. Such commitments were for salon refurbishing, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

RESULTS OF OPERATIONS;

In the three months ended September 30, 1998, revenues from Company-owned salon operations decreased by 12% ($222,000) as compared to the three months ended September 30, 1997. The decrease in revenues is attributable to a decrease in comparable salon store sales of 8.7% in the three months ending September 30, 1998. As of September 30, 1998 there were 43 company-owned salons, as compared to 41 at September 30, 1997. In the three months ended September 30, 1998, direct costs of Company-owned salons decreased by 9.2% ($158,000) compared to such costs for the three months ended September 30, 1997.

In the three month period ended September 30, 1998 franchise income increased by 7.8% ($32,000) as compared to the three months ended September 30, 1997. The increases resulted from collection of disputed royalties of $120,000. Recurring royalties from existing licensees continued to decline. The number of franchised hair salons declined from 271 at September 30, 1997 to 196 at June 30, 1998 and 191 at September 30, 1998.

The Company expects the decline in recurring royalties to continue as a result of attrition of existing licensees without replacements with new licensees. The Company does not anticipate any significant hair care franchise sales from new locations for fiscal 1999, due to increased competition for obtaining new locations and recruiting licensed hair stylists, coupled with a longer period from a salon's opening until it achieves profitable operations.

The number of franchised salons has been steadily decreasing for several years and management believes that such decreases will continue for the foreseeable future. It is likely that the downward trend in franchise related revenues will continue for as long as the downward trend in the number of franchised salons continues.The lack of an adequate number of licensed hair stylists has become a major industry-wide problem and makes it difficult to recruit the required number of qualified personnel. The Company believes that the scarcity of hair stylists will continue to have a detrimental effect on salon operations and expansion by the Company and its licensees for as long as the situation continues.

Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

In the three month period ended September 30, 1998 selling, general, and administrative expenses decreased by 9.1% ($158,000) as compared to the same period ended September 30, 1997. The decrease is due to lower corporate occupancy costs and decreased personnel costs.

For the quarter ended September 30, 1998 interest income increased from $8,000 to $32,000 as a result of realization of past due interest from licensees. In addition other income for the quarter ended September 30, 1998 increased by $57,000 as a result of a settlement of certain contract obligations.

The Company has not provided for federal income taxes for the quarter ended September 30, 1998 as the Company has net operating loss and tax credit carryforwards of approximately $1,640,000 and $49,000, respectively, expiring through 2013.

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

                              CUTCO INDUSTRIES, INC.
                              (Registrant)

                              s/ Don vonLiebermann
                              -----------------------------------
                                        Don vonLiebermann
                                                 President

                              s/ Marvin W. Marcus
                              -----------------------------------
                                        Marvin W. Marcus
                                     Chairman and Chief Financial Officer





Date:  November 6, 1998