Form 10QSB
period 1998-12-31
CUTCO INDUSTRIES INC
filed 1999-02-12
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1998             Commission file number 0-5223


                              CUTCO INDUSTRIES, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


        New York                                             11-1771806
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


6900 Jericho Turnpike, Syosset, New York                            11791
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code      (516)  677-0320
                                                      -----------------------
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Number of common shares outstanding at February 6, 1999  is 806,625
Transitional Small Business Disclosure:   Yes                  No       X
                                             --------                ------

                              CUTCO INDUSTRIES, INC.

                                    FORM 10-QSB

                                       INDEX


                                                               Page

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets -
           December 31, 1998 and June 30, 1998                1 - 2

           Consolidated Condensed Statements of Operations -
           Six Months and Three Months Ended December 31,
           1998 and 1997                                      3 - 4

           Consolidated Condensed Statement of Shareholders
           Equity -  Six Months Ended  December 31, 1998      5

           Consolidated Statements of Cash Flows - Six Months
           Ended December 31, 1998 and 1997                   6

           Notes to Unaudited Consolidated Condensed
           Financial Statements                               7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations  8 - 9




PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K            10



SIGNATURES                                                     11

                        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                       ASSETS



                                              DECEMBER 31              JUNE 30
                                                 1998                    1998
                                                 -----                   ------

Current assets:
  Cash and cash equivalents                    $642,342               $753,658
  Marketable securities                         157,689                153,376
  Notes and accounts receivable, net            343,091                343,267
  Merchandise inventory                         376,462                364,185
  Deferred income taxes                         130,000                130,000
  Prepaid expenses, taxes and miscellaneous
     receivables                                 32,972                 85,259
  Assets held for sale                             -                   100,000

          Total current assets                1,682,556               1,929,745
                                          --------------            ------------

Property and equipment:
  Furniture, fixtures and equipment           1,732,081               1,841,077
  Leasehold improvements                         62,956                  70,944
                                           ------------            -------------

                                                                      1,795,037                1,912,021
  Less accumulated depreciation and
    amortization                              1,076,197               1,095,843
                                          --------------           -------------

                                                718,840                 816,178
                                          --------------           -------------

Other assets:
  Notes receivable, non-current, net            325,997                  77,246
  Deferred charges and other                                             58,783                   63,570
  Deposits                                                               63,821                   74,733
                                         --------------            -------------

                                                448,601                 215,549
                                         --------------            -------------

                                             $2,849,997              $2,961,472
                                         ==============            =============









                                 (Continued)

                  See notes to unaudited financial statements.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                         LIABILITIES AND SHAREHOLDERS' EQUITY



                                           DECEMBER 31           JUNE 30
                                               1998                1998

Current liabilities:
  Accounts payable and accrued expenses   $343,940                 $567,381
  Current portion of long-term debt          -                        6,860
  Accrued and withheld taxes, other than
     income taxes                          144,748                  146,669
  Income taxes payable                         586                   25,073
                                      --------------            -------------

     Total current liabilities             489,274                  745,983
                                      --------------            -------------

Long-term debt                               -                         -

Deposits payable                            16,966                   31,369
                                      --------------            -------------

Deferred income                             38,397                   43,121
                                      --------------            -------------

Deferred income taxes                      130,000                  130,000
                                      --------------            -------------


Shareholders' equity:
  Common stock, $.10 par value,
  authorized 5,000,000 shares,
   issued 1,909,206 shares                 190,921                  188,371
  Additional paid-in-capital             4,223,575                4,185,250
  Retained earnings                      1,242,456                1,118,970
                                      ---------------            -------------

                                         5,656,952                5,492,591

Less common stock held in treasury,
  at cost, 1,103,081 shares             (3,481,592)              (3,481,592)

                                         2,175,360                2,010,999

                                        $2,849,997               $2,961,472
                                      ==============            =============



                  See notes to unaudited financial statements.

                      CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)



                                           SIX MONTHS ENDED DECEMBER 31,
                                         1998                     1997
                                        -----                    ------
Revenues:
  Owned retail stores                  $3,343,620               $3,500,868
  Sales of equipment and products         111,140                  106,631
  Royalties, service fees and
   franchise income                       830,091                  735,918

                                        4,284,851                4,343,417
                                      --------------            -------------


Costs and expenses:
  Direct costs of owned retail
     stores                              3,197,207                3,304,989
  Costs of equipment and products
     sold                                   95,102                   84,976
  Depreciation and amortization            126,583                  225,781
  Selling, general and administrative
     expenses                              900,426                1,121,105
  Provision for doubtful accounts
     and notes receivable                   30,000                   15,000

                                         4,349,318                4,751,851
                                      --------------            -------------

Other income (loss):
  Interest and dividend income              61,521                   22,284
  Interest expense                            -                       (7777)
  Gain (loss) on sale/abandonment
     of assets, net                           -                      (120269)
  Other income, net                         128,025                   60,400

                                            189,546                  (45,362)
                                       --------------            -------------

Income (loss) before income taxes           125,079                 (453,796)

Income taxes                                  1,593                   14,297

Net income (loss)                          $123,486               ($468,093)
                                       ==============            =============

Basic Earnings (loss) per
     common share                             $0.16                  ($0.60)
                                       ==============            =============

Diluted Earnings (loss) per
     common share                             $0.15                  ($0.60)
                                       ==============            =============

Weighted average number of
     common shares outstanding              795,454                  780,625
                                       ==============            =============




                       See notes to unaudited financial statements.

                      CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                  THREE MONTHS ENDED DECEMBER 31,
                                  ------------------------------
                                   1998                     1997
                                   ----                     ----

Revenues:
  Owned retail stores             $1,707,982               $1,642,209
  Sales of equipment and
     products                         73,842                   54,237
  Royalties, service fees and
     franchise income                384,504                  322,140

                                   2,166,328                2,018,586
                                --------------            -------------

Costs and expenses:
  Direct costs of owned retail
     stores                        1,636,142                1,585,241
  Costs of equipment and products
     sold                             64,202                   50,384
  Depreciation and amortization       62,607                  111,061
  Selling, general and
        administrative expenses      458,623                  571,259
  Provision for doubtful accounts
     and notes receivable             15,000                      -

                                   2,236,574                 2,317,945
                                   --------------          -------------

Other income (loss):
  Interest and dividend income        30,004                   13,693
  Interest expense                      -                       (3493)
  Gain (loss) on sale/abandonment
     of assets, net                     -                      (14341)
  Other income, net                   52,771                   42,288
                                   ---------------          ------------

                                      82,775                   38,147
                                   --------------            -------------

Income (loss) before income taxes     12,529                  (261,212)

Income tax Provision (Credit)         (1,360)                    5,246

Net income (loss)                     $13,889                 ($266,458)
                                   ==============            =============

Basic Earnings (loss) per
     common share                       $0.02                     ($0.34)
                                    ==============            =============

Diluted Earnings (loss) per
     common share                       $0.02                     ($0.34)
                                    ==============            =============

Weighted average number of
     common shares outstanding        806,125                    780,625
                                    ==============            =============



                     See notes to unaudited financial statements.

                        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  (UNAUDITED)


                                                   Additional                Treasury
                          Common        Stock       Paid-in      Retained      Stock
                          Shares        Amount      Capital      Earnings      Shares     Amount     Total
                          ------


Balance at
July 1, 1998            1,883,706      $188,371    $4,185,250   $1,118,970   1,103,081  ($3,481,592) $2,010,999


Net Income                                                         123,486                              123,486

Exercise of employee
  stock options            25,500         2,550         38,325                                           40,875
                       -----------------------------------------------------------------------------------------


Balance at
December 31, 1998        1,909,206      $190,921     $4,223,575  $1,242,456  1,103,081  ($3,481,592) $2,175,360
                       ==========================================================================================











                                  See notes to unaudited financial statements.

                        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                               SIX MONTHS ENDED DECEMBER 31,
                                              1998                     1997
                                             -----                     -----
Cash flows from operating activities:
  Net income (loss)                         $123,486                 ($468,093)
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Depreciation and amortization            126,583                    225,781
    Provision for doubtful accounts
     and notes receivable                     15,344                     15,000
  Loss on sale/abandonment of assets, net      -                        120,269
  Changes  in  operating  assets and
   liabilities,  net of effect of
   acquisition and sale:
    Notes and accounts receivable                 76                     27,263
    Merchandise inventory                    (12,277)                    59,645
    Prepaid expenses, taxes and
     miscellaneous receivables                52,287                     77,404
    Deposits and assets held for sale        115,699                     28,171
    Accounts payable and accrued expenses   (220,441)                  (234,821)
    Accrued and withheld taxes, other
     than income taxes                        (1,921)                    66,624
    Income taxes payable                     (24,487)                    (8,808)
    Deposits payable                          (1,599)                   (28,053)
    Deferred income                           (3,556)                   (19,513)

Net cash provided by operating activities    169,194                  (139,131)
                                          -------------           -------------

Cash flows from investing activities:
    Purchases of property and equipment      (24,456)                   (11,667)
    (Decrease)-Increase in marketable
     securities                               (4,313)                   148,334
    Proceeds from sale of property
     and equipment                               -                          959
    Increase in long-term notes receivable  (248,731)                       -

  Net cash used in investing activities     (277,500)                   137,626

Cash flows from financing activities:
    Principal payments on loans                  -                      (28,883)
    Proceed from exercise of stock options       -                          -
                                           -------------           ------------


  Net cash provided by financing
      activities                                 0                      (28,883)
                                          -------------            ------------

 Increase (decrease) in cash and
     cash equivalents                       (111,316)                   (30,388)
  Cash and cash equivalents at
     beginning of period                     753,658                    550,840

  Cash and cash equivalents at
     end of period                          $642,342                   $520,452
                                          =============             ============

Supplemental disclosures of
cash flow information:
  Cash paid during the period for:
      Interest                                    $0                     $5,688
      Income taxes                                $0                    $14,474
  Non cash investing and
     financing activities                         -                          -


                See notes to unaudited financial statements.
                            -6-

               CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
               ----------------------------------------

               NOTES TO UNAUDITED  FINANCIAL STATEMENTS
               ----------------------------------------

                         DECEMBER 31, 1998
                         -----------------




NOTE 1 - FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1998 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Six Months Ended December 31, 1998
            ----------------------------------

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents were $642,000 at December 31, 1998, as compared to $753,00 at June 30, 1998. In addition, at December 31, 1998, the Company had $158,000 of marketable securities, as compared to $153,000 at June 30, 1998. Capital expenditures for the quarter were $24,000 as compared to $12,000 for the prior year.

The Company had a current  ratio of 3.44 at December  31,  1998,  as compared to
2.30 at December 31, 1997 and 2.59 at June 30, 1998.

At December 31, 1998, commitments for capital expenditures and other investments did not exceed $60,000. Such commitments were for salon refurbishing, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.


RESULTS OF OPERATIONS;

For the six months ended December 31, 1998, revenues from Company-owned salon operations decreased by $157,000 or 4.4%. However, salon revenues for the three months ended December 31, 1998 increased by $65,000 or 4%. The increase for the last quarter results from better same store sales. The numbers and salons in operation for both periods remained at forty-one salons. For the six month period ended December 31, 1998, direct costs of Company-owned salons decreased by 3.3% whereas direct costs for the three month period ended December 31, 1998 increased by 3.2%. These variances are largely attributed to costs that fluctuate in direct relation to sales.


In the six and three month periods ended December 31, 1998 royalties and service fees increased by $94,000 (12.8%) and $62,000 (19.2%), respectively, as compared to the prior periods. The increases resulted from acceleration of collections and resumption of royalties from certain licensees. The number of licensed salons however continued to decline. At December 31, 1998 there were 176 salons under license as compared to 254 salons at December 31, 1997.

The Company expects some decline in continuing royalties as a result of attrition of existing licensees without replacements with new licensees. The Company does not anticipate any significant hair care franchise sales from new locations for fiscal 1999, due to increased competition for obtaining new locations and recruiting licensed hair stylists, coupled with a longer period from a salon's opening until it achieves profitable operations.

For the six months and the three months ended December 31, 1998, interest income increased $39,000 and $17,000 as compared to the prior period. These increases largely resulted from financing arrangements with licensees for new capital expenditures and working capital.

The Company has not provided for federal income taxes for the quarter ended December 31, 1998 as the Company has net operating loss and tax credit carryforwards of approximately $1,640,000 and $49,000, respectively, expiring through 2013.

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

PART II - OTHER INFORMATION






Item 6.    Exhibits and Reports on Form 8-K

                a)   Not Applicable.

                b)   None.

                      CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                      ---------------------------------------

                                      SIGNATURES
                                      ----------




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CUTCO INDUSTRIES, INC.

                                    (Registrant)


                                   s/ Don vonLiebermann
                                   ----------------------------------
                                        Don vonLiebermann
                                            President

                                   s/ Marvin W. Marcus
                                   -----------------------------------
                                           Marvin W. Marcus
                                   Chairman and Chief Financial Officer







DATE:   February 8, 1999