Form 10QSB
period 1999-03-31
CUTCO INDUSTRIES INC
filed 1999-05-14
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                               FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                Commission file number 0-5223



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
                                                      -----------------------

-------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since Last report.

        * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes      X       No
                                                        -------      -------


Number of common shares outstanding at May 5, 1999  is 826,625
Transitional Small Business Disclosure:                 Yes        No     X
                                                            ------   --------

                          CUTCO INDUSTRIES, INC.

                               FORM 10-QSB

                                   INDEX



                                                                     Page
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets -
           March 31, 1999 and June 30, 1998                          1 - 2

           Consolidated Condensed Statements of Operations -
           Nine Months and Three Months Ended March 31,
           1999 and 1998                                             3 - 4

           Consolidated Condensed Statement of Shareholders
           Equity -  Nine Months Ended  March 31, 1999                   5

           Consolidated Statements of Cash Flows - Nine Months
           Ended March 31, 1999 and 1998                                 6

           Notes to Unaudited Consolidated Condensed
           Financial Statements                                          7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      8 - 9




PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                        10



SIGNATURES                                                               11

                  CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                  ASSETS


                                                       MARCH 31       JUNE 30
                                                         1999          1998

Current assets:
  Cash and cash equivalents                             $1,646,277   $753,658
  Marketable securities                                    721,993    153,376
  Notes and accounts receivable, net                       355,851    343,267
  Merchandise inventory                                     35,436    364,185
  Deferred income taxes                                          0    130,000
  Prepaid expenses, taxes and miscellaneous receivables     18,047     85,259
  Assets held for sale                                      24,000    100,000
                                                         ---------  ---------
       Total current assets                              2,801,604  1,929,745
                                                         =========  =========

Property and equipment:
  Furniture, fixtures and equipment                        131,266  1,841,077
  Leasehold improvements                                         0     70,944
                                                         =========  =========
                                                           131,266  1,912,021

  Less accumulated depreciation and amortization           104,590  1,095,843
                                                         =========  =========

                                                            26,676    816,178
                                                         =========  =========
Other assets:
  Notes receivable, non-current, net                       230,273     77,246
  Deferred charges and other                                 1,075     63,570
  Deposits                                                  43,941     74,733
                                                         =========   ========
                                                           275,289    215,549

                                                        $3,103,569 $2,961,472


                                 (Continued)

      See notes to unaudited financial statements.

                    CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       MARCH 31         JUNE 30
                                                         1999            1998
Current liabilities:
  Accounts payable and accrued expenses                 $275,813       $567,381
  Current portion of long-term debt                        -              6,860
  Accrued and withheld taxes, other than income taxes     30,318        146,669
  Income taxes payable                                    60,109         25,073
                                                         -------        -------

                         Total current liabilities       366,240        745,983
                                                         -------        -------
  Long-term debt                                           -              -
                                                         -------        -------
  Deposits payable                                        16,966         31,369
                                                         -------        -------
  Deferred income                                         35,242         43,121
                                                         -------        -------
  Deferred income taxes                                        0        130,000
                                                         -------        -------

Shareholders' equity:
  Common stock, $.10 par value, authorized
   5,000,000 shares, issued 1,909,206 shares             190,971        188,371
  Additional paid-in-capital                           4,224,149      4,185,250
  Retained earnings                                    1,751,593      1,118,970
                                                       ---------      ---------
                                                       6,166,713      5,492,591

Less common stock held in treasury, at cost,
  1,103,081 shares                                    (3,481,592)    (3,481,592)
                                                       ---------      ---------
                                                       2,685,121      2,010,999
                                                       ---------      ---------
                                                      $3,103,569     $2,961,472
                                                       =========      =========

                      See notes to unaudited financial statements.

                        CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)



                                                    NINE MONTHS ENDED MARCH 31,
                                                        1999          1998


Revenues:
  Owned retail stores                               $4,403,700      $5,206,069
  Sales of equipment and products                      193,788         150,471
  Royalties, service fees and franchise income       1,054,767       1,068,686
                                                     =========       =========
                                                     5,652,255       6,425,226
                                                     ---------       ---------


Costs and expenses:
  Direct costs of owned retail stores                4,205,016       4,906,370
  Costs of equipment and products sold                 165,529         118,813
  Depreciation and amortization                        176,434         333,134
  Selling, general and administrative expenses       1,296,519       1,693,389
  Provision for doubtful accounts
      and notes receivable                              45,000               0
                                                     ---------       ---------
                                                     5,888,498       7,051,706
                                                     ---------       ---------
Other income (loss):
  Interest and dividend income                          84,562          36,041
  Interest expense                                       -             (10,682)
  Gain (loss) on sale/abandonment of assets, net       709,229        (120,104)
  Other income, net                                    136,667          84,784
                                                     ---------       ---------
                                                       930,458          (9,961)
                                                     ---------       ---------
Income (loss) before income taxes                      694,215        (636,441)

Income taxes                                            61,593          17,297
                                                     ---------       ---------
Net income (loss)                                     $632,622       ($653,738)
                                                     =========       =========
Basic Earnings (loss) per common share                   $0.79          ($0.84)
                                                     =========       =========
Diluted Earnings (loss) per common share                 $0.78          ($0.84)
                                                     =========       =========
Weighted average number of common shares outstanding   799,123         780,625
                                                     =========       =========

                 See notes to unaudited financial statements.

                       CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)



                                                 THREE MONTHS ENDED MARCH 31,
                                                       1999           1998
                                                       ----           -----

Revenues:
  Owned retail stores                             $1,060,080       $1,705,201
  Sales of equipment and products                     82,648           43,840
  Royalties, service fees and franchise income       224,676          332,768
                                                   ---------         --------
                                                  1,367,404         2,081,809
Costs and expenses:
  Direct costs of owned retail stores              1,007,809        1,601,381
  Costs of equipment and products sold                70,427           33,837
  Depreciation and amortization                       49,851          107,353
  Selling, general and administrative expenses       396,093          572,284
  Provision for doubtful accounts and
      notes receivable                                15,000          (15,000)
                                                   ---------        ---------
                                                   1,539,180        2,299,855
                                                   ---------        ---------
Other income (loss):
  Interest and dividend income                        23,041           13,757
  Interest expense                                         0           (2,905)
  Gain (loss) on sale/abandonment of assets, net     709,229                0
  Other income, net                                    8,642           24,549
                                                   ---------         --------
                                                     740,912           35,401

Income (loss) before income taxes                    569,136         (182,645)

Income tax Provision (Credit)                         60,000             3,000
                                                   ---------          --------
Net income (loss)                                   $509,136         ($185,645)
                                                   =========          ========
Basic Earnings (loss) per common share                 $0.63            ($0.24)
                                                   =========          ========
Diluted Earnings (loss) per common share               $0.63            ($0.24)
                                                   =========          ========
Weighted average number of common shares
    outstanding                                      806,625           780,625
                                                   =========          ========



                See notes to unaudited financial statements.

               CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                      Additional                  Treasury
                               Common      Stock        Paid-In       Retained      Stock
                               Shares      Amount       Capital       Earnings      Shares        Amount          Total
                              -------      ------       -------       --------      ------        ------          -----

Balance at July 1, 1998       1,883,706    $188,271    $4,185,250    $1,118,970    1,103,081    ($3,481,592)    $2,010,999

Net Income                                                              632,622                                    632,622

Exercise of employee
   stock options                 26,000       2,600        38,900                                                   41,500
                              --------------------------------------------------------------------------------------------

Balance at December 31, 1998  1,909,706     $190,971   $4,224,150    $1,751,592    1,103,081    ($3,481,592)    $2,685,121






                      See notes to unaudited financial statements

                       CUTCO INDUSTRIES, INC. AND SUBSIDIARIES



                 CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                     NINE MONTHS ENDED MARCH 31,
                                                           1999          1998
                                                           ----          ----

Cash flows from operating activities:
  Net income (loss)                                      $632,622     ($653,738)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                       176,434       333,134
      Provision for doubtful accounts and
           notes receivable                                45,000             0
     (Gain) Loss on sale/abandonment of assets, net      -709,229       120,104
      Changes in operating assets and liabilities,
        net of effect of acquisition and sale:
          Notes and accounts receivable                  (210,611)       97,686
          Merchandise inventory                           253,749        26,326
          Prepaid expenses, taxes and miscellaneous
            receivables                                    67,210        48,114
          Deposits and assets held for sale                30,792        25,718
          Assets held for sale                             76,000             0
          Accounts payable and accrued expenses          (346,362)      (75,301)
          Accrued and withheld taxes, other than
            income taxes                                 (116,351)       65,812
          Income taxes payable                             35,036        (5,806)
          Deposits payable                                (14,403)      (28,053)
          Deferred income                                  (7,879)          869
                                                         --------      --------
  Net cash provided by operating activities               (87,992)      (45,135)
                                                         --------      --------
  Cash flows from investing activities:
    Purchases of property and equipment                   (31,399)      (17,292)
    Sale (purchase) of marketable securities             (568,615)      145,367
    Net proceeds from sale of property and equipment    1,580,000           959
                                                        ---------      --------
  Net cash used in investing activities                   979,986       129,034
                                                        ---------      --------
Cash flows from financing activities:
    Principal payments on loans                             -           (43,706)
    Proceed from exercise of stock options                    625          -
                                                        ---------      --------
  Net cash provided by financing activities                   625       (43,706)
                                                        ---------      --------
  Increase (decrease) in cash and cash equivalents        892,619        40,193

  Cash and cash equivalents at beginning of period        753,658       550,840
                                                        ---------      --------
    Cash and cash equivalents, end of period           $1,646,277      $591,033
                                                        =========      ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                $0         $8,593
                                                        --------       --------
      Income taxes                                            $0        $17,474
                                                        --------       --------

   Non cash investing and financing activities


              See notes to unaudited financial statements.

                       CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   MARCH 31, 1999






NOTE 1 - FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1998 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

ITEM 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

                  Nine Months Ended March  31, 1999


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents were $1,646,000 at March 31, 1999, as compared to $753,00 at June 30, 1998. In addition, at March 31, 1999, the Company had $722,000 of marketable securities, as compared to $153,000 at June 30, 1998. Capital expenditures for the quarter were $24,000 as compared to $12,000 for the prior year. At March 31, 1999, commitments for capital expenditures and other investments did not exceed $200,000. Such commitments were for franchise development costs, and other investments. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.


RESULTS OF OPERATIONS:

For the nine months ended March 31, 1999, revenues from Company-owned salons decreased by $802,000 or 15.4% as compared to the prior period. Salon revenues for the three months ended March 31, 1999 decreased by $645,000 or 37% as compared to the prior period. Correspondingly direct costs of Company-owned salons for the nine months ended March 31, 1999 decreased by $701,000 or 14% and direct costs of Company-owned salons for the three months ended March 31, 1999 decreased by $593,000 or 37% as comparedto applicable periods ending March 31, 1998. These decreases reflected the sales and disposition of salons during the last quarter. During the period the Company sold thirty-two salons and closed four. Five salons were retained but are scheduled for sale or closing in the next quarter.

With respect to existing licensees for the nine months ending March 31, 1999 royalties and service fees decreased by $14,000 or 1.3% as compared to the prior nine month period. For the three months ended March 31, 1999 royalties and service fees decreased by $108,000 or 32% as compared to the comparable period in 1998. The decrease is attributable to terminations of licensed salons as well as delayed reporting and collections. At March 31, 1999 there were 163 salons under license as compared to 233 at March 31, 1998.

The Company expects some decline in continuing royalties as a result of attrition of existing licensees with limited replacements by new licensees. The Company does not anticipate any significant hair care franchise sales from new locations for fiscal 1999, due to increased competition for obtaining new locations and recruiting licensed hair stylists, coupled with a longer period from a salon's opening until it achieves profitable operations.

In March of 1999 the Company subscribed to a 50% interest in a new entity formed to develop a hair care and retail toy franchise for children. The new entity is now in the development stage.

For the nine months and the three months ended March 31, 1999, interest and dividend income increased $48,000 and $9,000 as compared to the prior period. These increases largely resulted from financing arrangements with licensees for new capital expenditures and working capital as well as increased investments in marketable securities.

The Company has not provided for federal income taxes for the nine months ended March 31, 1999, as the Company had net operating loss and tax credit carryforwards of approximately $1,640,000 and $49,000, respectively, expiring through 2013 as at June 30, 1998.

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

PART II - OTHER INFORMATION






Item 6.    Exhibits and Reports on Form 8-K

                a)   Not Applicable.

                b) A report on Form 8-K was filed on March 3, 1999 with respect to the sale by Registrant of a number of retail hair care salons to Regis Corporation. Financial statements filed as part of this report included a pro forma condensed consolidated balance sheet (unaudited) as of December 31, 1998, a pro forma condensed consolidated statement of operations (unaudited) for the year ended June 30, 1998, and a pro forma condensed consolidated statement of operations (unaudited) for the six months ended December 31, 1998.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                                     SIGNATURES






In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CUTCO INDUSTRIES, INC.

                                                   (Registrant)


                                             s/ Don vonLiebermann
                                            ------------------------------
                                                    Don vonLiebermann
                                                        President


                                             s/ Marvin W. Marcus
                                             ------------------------------
                                                     Marvin W. Marcus
                                           Chairman and Chief Financial Officer




DATE:    May 5, 1999