Form 10KSB
period 1999-06-30
CUTCO INDUSTRIES INC
filed 1999-10-12
CIK 26379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999         Commission file number: 0-5223

                             CUTCO INDUSTRIES, INC.
          --------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

       New York                                   11-1771806
------------------------              ------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification No.)

6900 Jericho Turnpike, Syosset, New York                           11791
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's telephone number, including area code:  (516) 677-0320
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

Check whether the Issuer (sometimes hereinafter called the "Registrant"): (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $6,213,116

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$6,040,000 as of September 17, 1999.

There were 847,125 shares of Common Stock outstanding as of September 17, 1999.

Transitional Small Business Disclosure Format (check one).  Yes      No  X
                                                               ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES
                                   FORM 10-KSB
                        FOR THE YEAR ENDED JUNE 30, 1999

INFORMATION REQUIRED IN ANNUAL REPORT OF SMALL BUSINESS ISSUERS

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

                  CutCo Industries, Inc. (the "Company") is a New York corporation organized in 1955. It is engaged primarily in the franchising of hair care salons under the names "Haircrafters" and "Great Expectations Precision Haircutters".

                  As previously reported by the Company in a current report on Form 8-K dated March 3, 1999, in February 1999 the Company sold 30 of its retail hair care salons to Regis Corporation ("Regis") for $1,800,000, which was subsequently reduced to $1,600,000. The agreement with Regis provided with certain exceptions that the Company would not compete with Regis in the ownership or management of hair care salons located within a ten mile radius of those salons sold to Regis. During the fiscal year ended June 30, 1999, the Company sold and abandoned additional retail stores. As of June 30, 1999, the Company did not own any retail stores and was solely engaged in franchising operations.

                  On August 2, 1999, Marvin W. Marcus and Don vonLiebermann, then the sole officers and directors of the Company, sold an aggregate of 300,000 shares of common stock of the Company owned or controlled by them (approximately 35.4% of the Company's then outstanding shares) to Shera Corp. In connection with this Messrs. Marcus and vonLiebermann resigned as officers and directors of the Company, their employment agreements were terminated and they each received a termination fee of $100,000. They also entered into consulting agreements with the Company under which they have been paid $32,000 each. Also in connection with the transaction with Shera Corp., Mr. vonLiebermann agreed to vote the shares of common stock held or controlled by him as directed by Shera Corp. and Mr. vonLiebermann granted to Shera Corp. an option to purchase 25,000 shares of common stock of the Company for a price of $4.00 for a period of one year.

NARRATIVE DESCRIPTION OF BUSINESS

                  The Company's principal business is franchising hair care salons under its proprietary names. Its Haircrafters ("Haircrafters") program caters to economy-minded clientele at salons located largely in shopping centers. Its Great Expectations Precision Haircutters ("Great Ex") program is designed to appeal to fashion-conscious individuals at salons located mainly in shopping malls. The Company has existing area distributor relationships with several of its franchisees under which they are licensed to grant subfranchises under the Company's proprietary names.

                  In September 1996, the Company acquired a cosmetology technical training school in Easley, South Carolina, which operated in a 3,000 square foot retail location at an annual rental of $12,000 under a lease expiring

December 31, 1998. This operation was discontinued in June 1998. The facility was closed in February 1999.

                  As of September 18, 1999, the Company's franchisees (including subfranchisees) operated 156 licensed salons, which included 126 Haircrafters salons, 29 Great Ex salons and one Natisse salons in the United States and Canada.

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

                  In 1992 the Company introduced a New Area Development program, under which qualified existing franchisees could acquire an exclusive territory for the operation of existing and additional salons, in consideration of an initial fee (which could be financed over four years) based on a percentage of sales of the franchisee's existing salons and the franchisee's agreement to open and maintain a minimum number of additional salons within the exclusive territory. The additional salons would be opened by the franchisee at a reduced license fee, and the royalties payable by the franchisee with respect to any salon operated within the exclusive territory (including existing salons) would be reduced by 50%. At September 17, 1999, there were 40 licensed salons operating under the New Area Development Program. The Company no longer offers this program.

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

                  The Company's ability to register and protect its proprietary marks is important to the success of its franchised salons and to the marketability of its franchises. The Company's principal proprietary marks in the hair salon and hair care business (and the year of the first Federal registration of each) include: "Haircrafters International" (1978); "Great Expectations Precision Haircutters" (registered as a trade name in 1976 and a logotype in 1978); "Great Ex" (1981); "Haircrafters" (1984); and "Natisse"
(1990). In addition, the Company acquired the mark "Freestyle" (1975) in 1989 from Freestyle, Inc. Federal service mark registrations in effect prior to November 1989 remain effective for twenty years, subject to their remaining in use, and are renewable for additional ten year terms. Federal service mark registrations initially registered during or after November 1989 remain effective for an initial ten year period subject to their remaining in use, and are renewable for additional successive ten year terms. The Company is of the opinion that its proprietary marks afford sufficient protection for its purposes.

                  The Company encounters competition in its business activities from many firms, some of which are larger and more diversified and have greater assets and resources. The hair care business and the franchising business are highly competitive. The Company sells hair care products and equipment to franchisees, but the Company's franchisees also purchase hair care products and equipment from unrelated third parties. Data upon which the Company reliably can estimate its relative competitive position is unavailable in the hair salon industry because many of the Company's competitors are privately held and do not publish financial information.

                  The Company made no material expenditures on Company-sponsored research and development or customer-sponsored research activities relating to products, services or techniques during fiscal 1998 or fiscal 1999.

                  As of September 17, 1999, the Company employed approximately 6 persons, all of whom are full time employees.

                  The Company does not expect that compliance with federal, state and local laws, rules and regulations, enacted or adopted, relating to the discharge of materials into the environment, will materially affect the Company's capital expenditures, earnings or competitive position.

Item 2.  DESCRIPTION OF PROPERTY.

                  The Company's principal executive offices are located in approximately 5,400 square feet of office space at 6900 Jericho Turnpike, Syosset, New York, under a lease expiring in February 2002. The current monthly rental payable by the Company is approximately $10,700.

                  In connection with the Company's anticipated relocation of its operations to California, the Company leases approximately 2,560 square feet of office space at 11777 San Vicente Boulevard, Los Angeles, California under a lease expiring in September 2002. The annual rental payable by the Company is approximately $77,000.

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

                                     PART II



Item 5.  MARKET PRICE FOR COMMON EQUITY
         AND OTHER SHAREHOLDER MATTERS


                  (a) Through March 31, 1998, the Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective with the close of business on that date, the Company was delisted from The NASDAQ Stock Market. Since that date, the Company's Common Stock has traded on the OTC Bulletin Board. The prices in the table below represent the range of high and low closing bid quotations as reported by NASDAQ for each quarterly period until March 31, 1998 and, after such date, as reported on the OTC Bulletin Board. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.


                                    Year ended                       Year ended
                                   June 30, 1999                    June 30, 1998
                                 ------------------               ------------------
                                 High           Low              High             Low

----------------------------------------------------------------------------------------------------
1st Quarter                      7.88             .69            1.38             1.12

2nd Quarter                      5.63            1.88            1.46             1.12

3rd Quarter                      2.75            1.13            1.25             1.00

4th Quarter                      2.00            1.38            1.25             1.00


                  (b) As of September 17, 1999, the Company had approximately 220 security holders of record, not including owners whose holdings are in single accounts of clearing houses or broker nominees.

                  (c) The Company did not pay any dividends in fiscal 1999 or fiscal 1998.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION.

Liquidity and Capital Resources:

                  Cash and cash equivalents were $1,528,000 at June 30, 1999, as compared to $754,000 at June 30, 1998. In addition, the Company had marketable securities of $845,000 at June 30, 1999, as compared to $153,000 at June 30, 1998. In fiscal 1999, the primary source of the Company's liquidity and capital resources was net cash provided by operating activities of $253,000, as compared to $50,000 in fiscal 1998.

                  The Company had a current ratio of 10.74 at June 30, 1999, as compared to 2.59 at June 30, 1998.

                  Subsequent to June 30, 1999, the Company sold its marketable securities and made a $1,385,000 loan at 8% to Shera Corp., a related party. Such loan is collateralized by 300,000 shares of Common Stock of the Company.

Results of Operations:

                  In fiscal 1999, revenues from Company-owned salon operations decreased as compared to the prior year. The decrease in revenues was mainly attributable to the sale, closure, or abandonment of all Company-owned stores during fiscal 1999 for a net gain of $753,756. As of June 30, 1998, there were 40 Company-owned salons. During fiscal 1999, the Company-owned stores contributed a $129,000 operating loss.

                  Sales of equipment and products remained relatively constant. For fiscal 1999, there was a increase of 18%.

                  Royalties and service fees decreased by 19% in fiscal 1999, as compared to a decrease of 11% in fiscal 1998. This decrease is due to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (292 at June 30, 1996, 276 at June 30, 1997, 191 at June 30, 1998 and 160 at June 30, 1999). The decline in franchised salons resulted from non-renewal of franchise agreements, as well as lease terminations in franchised salons. The Company granted one new franchise in 1995, four in 1996, one in 1997 and one in 1998.

                  The Company expects the decline in royalties and franchise fees to continue as a result of attrition of existing licensees, without replacements with new licensees. The Company does not anticipate significant hair care franchise sales from new locations for fiscal 2000, due to increased competition for new locations, coupled with a longer period from a salon's opening until it achieves profitable operations. In fact, the Company expects a further decline in royalties for fiscal 2000 in light of franchise contract and lease contract terminations that occurred at the end of fiscal 1999.

                  Franchise fee income reported in fiscal 1999 were $157,000 as compared to fiscal 1998 of $11,000. The Company believes that the number of franchised salons, and franchise fee income and royalty income, will decrease in the foreseeable future. In addition, franchise fee income is expected to decrease as payments to the Company under notes obtained in connection with that Program cease at the varying maturities of such notes.

                  In fiscal 1999, selling, general and administrative expenses decreased by 22%, or $477,000, from $2,170,000 in fiscal 1998. The decreases were mainly due to lower lease occupancy and payroll costs. Fiscal 2000 expenses will be lower due to decrease in employees and general expenses.

                  Other net income increased from $123,000 in fiscal 1998 to $970,000 in fiscal 1999. The increases resulted from contractual payments due from certain licensees, interest and dividend income, and the sale of 30 stores for a gain of $863,000.

                  There were state income tax charges of $42,000 in fiscal 1999 as compared to $17,000 in fiscal 1998. Since the Company files separate subsidiary state income tax returns, rather than consolidated state income tax returns, the Company was not able to offset certain subsidiary losses against other subsidiary income in fiscal 1999 and 1998. The Company has not recognized the future tax benefit of its net operating loss carryforwards, because presently the Company cannot reasonably estimate the benefits that may be realized upon profitable future operations.

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

                  On September 14, 1999 in connection with the Company's planned relocation of its offices to California, the Company terminated NY&W as its independent auditors. NY&W had reported on the Company's financial statements for the year ended June 30, 1998. NY&W's report did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with NY&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of NY&W would have caused NY&W to make reference to the subject matter of such disagreements in connection with its report for the year ended June 30, 1998 or any subsequent interim period prior to its termination. On September 14, 1999, the Company's Board of Directors approved the selection of Jay J. Shapiro, CPA, a Professional Corporation ("Shapiro") as its independent auditor. On that date, Shapiro accepted such appointment. The Company had not previously consulted with Shapiro regarding any accounting matters.

                                    PART III



Item 9.  DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a).


                  The following list sets forth information as of September 17, 1999, as to all directors and executive officers of the Company during its 1999 fiscal year and as of September 17, 1999:

                  RON OREN, age 42, has been the President and a Director of the Company since August 2, 1999. For more than 10 years, he has been a private investor engaged in real estate transactions for his own account and the management of real estate which he holds. Mr. Oren has also been an investor in public companies for his own account.

                  LAURA BALLEGEER, age 29, has been the Secretary and a Director of the Company since August 2, 1999. For more than 5 years, she has been a private investor engaged in real estate transactions for her own account. Ms. Ballegeer has also managed investments for a limited number of private investors.

                  MARVIN W. MARCUS, age 74, was Chairman of the Board of Directors of the Company from October 1, 1986, Vice President-Financial Planning from May 1984 and a Director from 1970. From 1970 until April 1984 and from May 1998 until August 2, 1999, Mr. Marcus was Treasurer and Chief Financial Officer of the Company. He resigned from all positions on August 2, 1999. Mr. Marcus is a certified public accountant and for more than 20 years has been a principal in the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C., formerly known as Gettry, Marcus & Co., located in New York, New York.

                  DON VONLIEBERMANN, age 61, was President of the Company from October 1, 1986, and a Director from 1975. Mr. vonLiebermann resigned as an officer and Director of the Company on August 2, 1999.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, and any written representations that no such Forms 3, 4, 5 or amendments to any of them, was required during the most recent fiscal year, the Registrant believes that no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the Registrant, failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years.

Item 10.  EXECUTIVE COMPENSATION.

                  The following table shows information regarding compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended June 30, 1997, 1998 and 1999, to the three (3) highest paid persons who are, or at some point during the fiscal year ended June 30, 1999 were, officers or directors of the Company (being the only such persons whose aggregate annual compensation exceeds $100,000). A fee of $500 per meeting is paid to non-employee members of the Board for attendance in person at Board meetings.



                                  SUMMARY COMPENSATION TABLE
                                  --------------------------


                                                                SECURITIES
    NAME AND                                  SALARY ($)        UNDERLYING          OTHER COMPEN-
PRINCIPAL POSITION                 YEAR         (1)(2)         OPTION GRANTS           SATION
------------------                 ----       ----------       -------------        -------------
Don vonLiebermann,                 1999         202,000              --                  (3)
President                          1998         202,000              --                  (3)
                                   1997         202,000              --                  (3)

Marvin W. Marcus,                  1999         184,500              --                  (3)
Chairman of the Board              1998         184,500              --                  (3)
                                   1997         184,500              --                  (3)


-------------------------------------------------------------------------------------------------

(1) Messrs. Marcus and vonLiebermann resigned as an officers, directors and employees of the Company effective August 2, 1999. Each of them was paid his annual salary at the rates set forth above through such date, as well as termination of employment payments of $100,000 each and payments in connection with consulting agreements of $32,000 each.

(2) Does not include $32,400, $32,400 and $32,400 paid to the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C. (formerly known as Gettry, Marcus & Co.), in which Mr. Marcus is a principal, for services rendered by the firm during the fiscal years ended June 30, 1999, 1998 and 1997, respectively, in the preparation of federal, state and local tax returns and performance of other accounting services for the Company and its subsidiaries, inclusive of disbursements.

(3) The Company provided and maintained automobiles for use by Marvin W. Marcus and Don vonLiebermann in connection with Company business during each of fiscal years 1997, 1998 and 1999. The aggregate annual cost to the Company for these automobiles in each year was approximately $48,000. To the extent these automobiles were used for other than Company business, the cost of rental and maintenance may be considered compensation to the above-named individuals. No value for personal use of automobiles by such individuals has been included in the aggregate remuneration table set forth above.

EMPLOYMENT AGREEMENTS

                  Each of Messrs. Marcus and vonLiebermann had entered into Employment Agreements with the Company dated October 15, 1998, and amended April 1, 1999. Those Agreements provided for annual salaries of $184,500 for Mr. Marcus and $210,000 for Mr. vonLiebermann. The Employment Agreements were terminated as of August 2, 1999, in connection with the sale of Mr. Marcus and Mr. vonLeibermann of the shares of common stock of the Company owned or controlled by them to Shera Corp. Upon termination of employment they were each paid a termination fee of $100,000 and consulting fees of $32,000.

                  Effective August 2, 1999, the Company entered into Employment Agreements with Ron Oren and Laura Ballegeer, providing for annual salaries to them of $192,000 and $77,000, respectively. The Employment Agreements also contain customary provisions relating to payment or reimbursement of expenses, disability, non-competition, confidentially and termination.

STOCK OPTION PLANS

                  The Company has two stock option plans for officers, directors and employees of the Company and its subsidiaries. One plan was adopted on November 15, 1990 (the "1990 Plan")and the other plan was adopted by the Board of Directors on August 2, 1999 (the "1999 Plan"). On August 2, 1999, options to purchase 60,000 shares of common stock under the 1990 Plan and 100,000 shares under the 1999 Plan were granted to Ron Oren and options to purchase 50,000 shares under the 1999 Plan were grated to Laura Ballegeer. The exercise price of these options was $3.00 per share. Adoption of the 1999 Plan must be approved by the shareholders prior to August 1, 2000.

                  Options granted under the Plans to employees may be either incentive stock options or non-qualified stock options at the discretion of the Board. Options granted under the Plans to non-employee directors must be non-qualified stock options. Non-qualified stock options are not intended to qualify for incentive stock option plan treatment.

                  The Plans give sole discretion to the Board to grant options to purchase the Company's Common Stock at not less than the market value of the shares on the date of grant. Options granted under the Plans must expire no later than ten years (five years, if the grantee is a director or holder of 10% of the voting stock of the Company), after the date of grant.

                  During fiscal 1999, 66,500 options were exercised under the 1990 Plan.

                  As of June 30, 1999, there were 60,000 shares available for grant under the 1990 Plan.

Item 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS.

VOTING SECURITIES.

                  The following table sets forth information at September 17, 1999 concerning ownership of the Company's Common Shares by (i) the two (2) highest paid persons who are officers and directors of the Company (at September 17, 1998, there were only two executive officers and directors), (ii) all officers and directors of the Company, as a group, and (iii) each person who owns of record, or is known to the Company to own beneficially, more than 10% of the Company's Common Stock.


 NAME AND ADDRESS                    AMOUNT AND NATURE OF                   PERCENT
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)                 OF CLASS
-------------------                 ----------------------                  --------

                             SOLE VOTING AND     SHARED VOTING AND
                             INVESTMENT POWER     INVESTMENT POWER
                             ----------------    -----------------

Ron Oren(2)                     185,000(5)            460,000                 45.6%
9641 Charleville Blvd.
Suite 546
Beverly Hills, 90212

Oren Family Trust(2)             - 0 -                325,000(3)              38.3%
P.O. Box 16001
Beverly Hills, CA 90209

Shera Corp.                      325,000(3)              -0-                  38.3%
9461 Charleville Blvd.
Suite 546
Beverly Hills, CA 90212

Simcha Oren(4)                    - 0 -                325,000(3)              5.6%
9641 Charleville Blvd.
Suite 546
Beverly Hills, CA 90212

Laura Ballegeer                    50,000                (6)                   5.6%
806 North Alpine Drive
Beverly Hills, CA 90210

All officers and
  directors as a group
  (2 persons)                    235,000(3)(5)(6)      510,000(3)(5)(6)       49.4%

----------------------------------------------------------------------------------------

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

(2) Ron Oren is the Trustee of the Oren Family Trust which is the sole shareholder of Shera Corp.

(3) Includes an option to purchase 25,000 outstanding shares held by Shera Corp.

(4) Simcha Oren is the mother of Ron Oren and is the sole beneficiary of the Oren Family Trust.

(5) Includes options to purchase 160,000 shares under the Company's 1990 and 1999 Stock Option Plans.

(6) Includes options to purchase 50,000 shares under the Company's 1999 Stock Option Plan.


FISCAL YEAR END OPTION VALUES

           As of June 30, 1999, there were no securities underlying unexercised options held by the executive officers and directors of the Company identified in the Summary Compensation Table.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           See footnote (2) of the aggregate annual remuneration table under "Aggregate Annual Remuneration," for a discussion of amounts paid by the Company during fiscal 1999 to Gettry, Marcus, Stern & Lehrer, CPA, P.C., a New York City accounting firm in which Marvin Marcus, a former shareholder and former director and executive officer of the Company is a partner.

           With respect to the fees paid by the Company for services, as described in the preceding paragraph, Management believes that such fees are substantially comparable to the fees that would have been paid to unaffiliated parties providing such services to the Company.

           On August 11, 1999, the Company made a loan to Shera Corp., a principal shareholder, in the face amount of $1,385,000, due in one year with interest at eight percent (8%) per annum. The loan is secured by 300,000 shares of common stock of the Company.


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

(10.7.2)*         Severance agreement dated as of April 24, 1998,
                  between the Registrant and Michael Kramer.                           N/A

(10.7.3)*         Agreement for Purchase and Sale of Assets dated as of February
                  12, 1999, between Regis Corporation and Registrant is
                  incorporated by reference to Exhibit 7.1 to the Registrant's
                  Current Report on Form 8-K for an Event of March 3, 1999.            N/A

(10.8.1)*         Letter Agreement dated August 2, 1999 between the
                  Registrant and Marvin Marcus terminating Employment
                  Agreement.                                                           ___

(10.8.2)*         Letter Agreement dated August 2, 1999 between the
                  Registrant and Don vonLiebermann terminating
                  Employment Agreement.                                                ___

(10.8.3)*         Consulting Agreement dated August 2, 1999 between
                  Registrant and Don vonLiebermann.                                    ___

(10.8.4)*         Consulting Agreement dated August 2, 1999 between
                  Registrant and Marvin Marcus.                                        ___

(10.8.5)*         Employment Agreement dated August 2, 1999 between
                  Registrant and Ron Oren.                                             ___

(10.8.6)*         Employment Agreement dated August 2, 1999 between
                  Registrant and Laura Ballegeer.                                      ___

(21)              Subsidiaries of the Registrant.                                      N/A

(23)              Consent of Independent Certified Public Accountants.                 E-__

                  (b) Reports on Form 8-K.

                  There were no Reports on Form 8-K filed by the Registrant during the last quarter of the fiscal year covered by this Report.

-----------------------------------------------------

*  Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES

                  In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CUTCO INDUSTRIES, INC.

                                               By:   s/ Ron Oren
                                                  -----------------------------
                                                       President and Director
Dated:  October 8, 1999


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       TITLE                       NAME AND SIGNATURE               DATE
       -----                       ------------------               ----
 President, Treasurer,
 Principal Financial
 and Accounting Officer,
 Director                          /s/ Ron Oren                October 8, 1999
                                  ---------------------
                                   (Ron Oren)
 Secretary, Director
                                   /s/ Laura Ballegeer         October 8, 1999
                                  ---------------------
                                   (Laura Ballegeer)

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998

                       FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 1999 AND 1998




                                    CONTENTS



                                                                       PAGE
Reports of Independent Certified Public Accountants                     F-3
                                                                        F-3a

Consolidated financial statements:

    Balance sheets                                                      F-4

    Statements of operations                                            F-6

    Statements of shareholders' equity                                  F-7

    Statements of cash flows                                            F-8

    Notes to consolidated financial statements                          F-10

                             JAY J. SHAPIRO, C.P.A.
                           A PROFESSIONAL CORPORATION

                             16501 VENTURA BOULEVARD
                                    SUITE 650
                            ENCINO, CALIFORNIA 91436
                      PH: (818) 990-4204 FX: (818) 990-4944



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
CutCo Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of CutCo Industries, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CutCo Industries, Inc. and Subsidiaries as of June 30, 1999 and the results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.








Encino, California
September 20, 1999

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998


                                                      ASSETS

                                                                                   1999              1998
                                                                                   ----              ----
Current assets:
 Cash and cash equivalents                                                   $1,528,108          $753,658
  Marketable securities                                                         844,903           153,376
  Notes receivable - Regis Corporation                                          109,859                 0
  Notes and accounts receivable, net                                            323,323           343,267
  Merchandise inventory                                                               0           364,185
  Deferred income taxes                                                               0           130,000
  Prepaid expenses, taxes and miscellaneous receivables                          38,989            85,259
  Assets held for sale                                                                0           100,000
                                                                             ----------        ----------

     Total current assets                                                     2,845,182         1,929,745
                                                                             ----------        ----------


Property and equipment:
  Furniture, fixtures and equipment                                             130,253         1,841,077
  Leasehold improvements                                                              0            70,944
                                                                             ----------        ----------
                                                                                130,253         1,912,021

  Less accumulated depreciation and amortization                               (108,505)       (1,095,843)
                                                                             ----------        ----------

                                                                                 21,748           816,178
                                                                             ----------        ----------


Other assets:
  Notes receivable, non-current, net                                            258,234            77,246
  Deferred charges and other                                                          0            63,570
  Deposits                                                                       22,708            74,733
                                                                             ----------        ----------

                                                                                280,942           215,549
                                                                             ----------        ----------

                                                                             $3,147,872        $2,961,472
                                                                             ----------        ----------
                                                                             ----------        ----------


                                   (Continued)

                        See notes to financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                             JUNE 30, 1999 AND 1998



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  1999              1998
                                                                                  ----              ----
Current liabilities:
 Accounts payable and accrued expenses                                        $232,725          $567,381
 Current portion of long-term debt                                                   0             6,860
 Accrued and withheld taxes, other than income taxes                               398           146,669
 Income taxes payable                                                           31,558            25,073
                                                                            -----------       ----------

    Total current liabilities                                                  264,681           745,983
                                                                            -----------       ----------

Deposits payable                                                                                  31,369
                                                                                              ----------

Deferred income                                                                                   43,121
                                                                                              ----------

Deferred income taxes                                                                            130,000
    Total Liabilities                                                                            950,473
                                                                                              ----------


Commitments and contingencies(Notes 5, 8 and 12)

Stockholders' equity:
 Common stock, $.10 par value, authorized
   5,000,000 shares, issued 1,950,206 and
   1,883,706 in 1999 and 1998, respectively                                    195,021           188,371
 Additional paid-in capital                                                  4,275,725         4,185,250
 Retained earnings                                                           1,894,037         1,118,970
                                                                            -----------       ----------
                                                                             6,364,783         5,492,591
                                                                            -----------       ----------

Less common stock held in treasury, at cost,
 1,103,081 shares                                                           (3,481,592)       (3,481,592)
                                                                            -----------       ----------
                                                                             2,883,191         2,010,999
                                                                            -----------       ----------


                                                                            $3,147,872        $2,961,472
                                                                            -----------       ----------
                                                                            -----------       ----------


                        See notes to financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             JUNE 30, 1999 AND 1998

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  1999              1998
                                                                                  ----              ----
Revenues:
 Owned retail stores                                                        $4,468,853        $6,896,700
 Sales of equipment and products                                               235,237           199,542
 Royalties and service fees                                                  1,351,723         1,663,193
 Franchise fee income                                                          157,303            10,793
                                                                           -----------       -----------

                                                                             6,213,116         8,770,228
                                                                           -----------       -----------
Costs and expenses:
 Direct costs of owned retail stores                                         4,260,741         6,512,973
 Cost of equipment and products sold                                           192,388           149,440
 Depreciation and amortization                                                 186,408           466,412
 Selling, general and administrative expenses                                1,693,266         2,169,554
 Provision for (recovery of) doubtful accounts and
    notes receivables                                                           33,406       (    14,946)
                                                                           -----------       -----------
                                                                             6,366,209         9,283,433
                                                                           -----------       -----------

Loss from operations                                                          (153,093)         (513,205)
                                                                           -----------       -----------

Other income:
 Interest and dividend income                                                  121,530            51,309
 Gain (loss) on sale/abandonment of assets                                     753,756          (150,589)
 Other income( net of $6,536 interest expense in 1998)                          95,182           222,075
                                                                           -----------       -----------

                                                                               970,468           122,795
                                                                           -----------       -----------

Income (loss) before income taxes                                              817,375          (390,410)

Income tax provision                                                         (  42,308)        (  16,847)
                                                                           -----------       -----------

Net income (loss)                                                              775,067         ($407,257)
                                                                           -----------       -----------
                                                                           -----------       -----------

Basic net income( loss) per common share                                       $   .96          ($ .52)
                                                                           -----------       -----------
                                                                           -----------       -----------

Diluted net income(loss) per share                                             $   .89          ($ .52)
                                                                           -----------       -----------
                                                                           -----------       -----------



                        See notes to financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1999 AND 1998




                               Common Stock          Additional                             Treasury Stock
                               ------------            Paid-in         Retained             --------------
                            Shares       Amount        Capital         Earnings         Shares           Amount             Total
                            ------       ------        -------         --------         ------           ------             -----
Balance at
June 30, 1997            1,883,706     $188,371     $4,185,250       $1,526,227      1,103,081      ($3,481,592)       $2,418,256

Net Loss                                                             (  407,257)                                       (  407,257)
                         ---------    ---------     ----------       -----------    ----------      ------------       -----------

Balance at
June 30, 1998            1,883,706      188,371      4,185,250        1,118,970      1,103,081       (3,481,592)        2,010,999


Options exercised           66,500        6,650         90,475                                                             97,125

Net Income                                                              775,067                                           775,067
                         ---------    ---------     ----------       -----------    ----------      ------------       -----------

Balance at
June 30, 1999            1,950,206     $195,021     $4,275,725       $1,894,037      1,103,081      ($3,481,592)       $2,883,191
                         ---------    ---------     ----------       -----------    ----------      ------------       -----------
                         ---------    ---------     ----------       -----------    ----------      ------------       -----------



                        See notes to financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             JUNE 30, 1999 AND 1998

                                                                                    1999              1998
                                                                                    ----              ----
Cash flows from operating activities:
  Net income (loss)                                                             $775,067         ($407,257)
                                                                               ---------          --------
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization                                              181,246           464,413
      Provision for (recovery of) doubtful accounts and
       notes receivable, net                                                      33,406          ( 14,946)
      Gain on sale of retail stores -- Regis                                    (863,000)                0
      Loss on abandonment of property and
       equipment, net                                                            109,244           150,589
     Changes in operating assets and liabilities:
      Notes and accounts receivable                                              304,309          (  7,591)
      Merchandise inventory                                                            0            12,612
      Prepaid expenses, taxes and miscellaneous
       receivables                                                                46,270            45,952
      Deposits and other                                                         215,595            31,152
      Accounts payable and accrued expenses                                     (334,656)         (255,942)
      Accrued and withheld taxes, other than income taxes                       (146,270)           71,502
      Income taxes payable                                                         6,485            (6,380)
      Deposits payable                                                           (31,389)         ( 31,130)
      Deferred income                                                            (43,121)         (  2,588)
                                                                               ---------          --------

                                                                                (521,881)          457,643
                                                                               ---------          --------

      Net cash provided by operating activities                                  253,186            50,386
                                                                               ---------          --------

Cash flows from investing activities:
 Purchases of property and equipment                                              (2,474)          (26,017)
 Sale(Purchase) of marketable securities, net                                   (691,527)          346,007
 Sale of company-owned store assets,net                                        1,125,000                 0
                                                                               ---------          --------

    Net cash provided by (used in) investment activities                         430,999           319,990
                                                                               ---------          --------



                        See notes to financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             JUNE 30, 1999 AND 1998


                                                                                   1999              1998
                                                                                   ----              ----
Cash flows from financing activities:
 Principal payments on loans                                                    ($6,860)        ($167,558)
 Exercise of stock options                                                       97,125                 0
                                                                             ----------         ---------

     Net cash used in financing activities                                       90,265         ( 167,558)
                                                                             ----------         ---------

     Net increase in cash and cash equivalents                                  774,450           202,818

 Cash and cash equivalents, beginning of year                                   753,658           550,840
                                                                             ----------         ---------

 Cash and cash equivalents, end of year                                      $1,528,108          $753,658
                                                                             ----------         ---------



Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                                $        0         $   6,536
                                                                             ----------         ---------
                                                                             ----------         ---------
     Income taxes                                                            $   11,200         $  15,847
                                                                             ----------         ---------
                                                                             ----------         ---------


Non-cash investment and financing activities:
 Notes and accounts receivable received in connection
     with sale of salons                                                     $  153,000         $       0
                                                                             ----------         ---------
                                                                             ----------         ---------




                        See notes to financial statements
                                       F-9

                    CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         CutCo Industries, Inc. and Subsidiaries (the "Company") was primarily engaged in the operation and franchising of hair care salons. As of June 30, 1999 the company-owned or retail store operations have been sold , closed, or abandoned.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of CutCo Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

         INVESTMENTS IN MARKETABLE SECURITIES

         Investments in marketable securities, which are classified as "available for sale" and reported at fair market value, at June 30, 1999 and 1998 consisted of:

                                                      1999              1998
                                                      ----              ----
         U.S Treasury Notes                        397,529           100,376
         Mutual Funds                                    0            53,000
         Common Stocks                             447,374                 0
                                                  --------          --------

                                                  $844,903          $153,376
                                                  --------          --------
                                                  --------          --------

         As of June 30, 1999 and 1998, fair value approximated cost.

         In August 1999, the Company liquidated the marketable securities portfolio with an approximate cost of $942,000 at a loss of approximately $26,000.

         MERCHANDISE INVENTORIES

         Inventory, consisting primarily of merchandise held for resale in its company-owned stores, was stated at the lower of cost or market. Cost was determined using the first-in, first-out method. The Company holds no inventory as of 6/30/99.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to related the cost of depreciable assets to operations over their estimated service lives (generally 5 to 10 years on a straight-line basis). Leasehold improvements at the retail stores are amortized over the term of the lease or service lives of the improvements, whichever is shorter. The costs of additions and improvements which substantially extend the useful life of a particular asset are capitalized. Repair and maintenance costs are charged to expense. The 1999 depreciation expense for corporate furniture and equipment was $15,500.

         DEFERRED CHARGES
         The excess of cost over the fair value of net assets acquired (goodwill) was amortized on a straight-line basis over 10 or 15 years.

         REVENUES

         Income from sales of franchises is recognized when the Company has substantially fulfilled its related obligations under the franchise agreement. Until such time, fees are deferred, net of related direct costs. Royalties from franchisees are reported as revenue as the fees are earned and become receivable from the franchisee.

         INCOME TAXES

         Deferred income taxes are recognized for temporary differences between financial statements and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards, for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce such deferred tax assets as it is more likely than not that such assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           YEARS ENDED JUNE 30, 1999 AND 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

         EARNINGS PER SHARE

         For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period( 810,000 for 1999 and 780,625 shares for 1998). Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised. The effect of stock options on the calculation of earnings per common share was anti-dilutive in 1998 and resulted in 871,000 weighted shares for 1999.

         STOCK-BASED COMPENSATION PLANS

         The Company maintains two stock option plans, as more fully described in Note 6 to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation."

         STATEMENT OF CASH FLOWS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         BUSINESS CONCENTRATIONS AND FINANCIAL INSTRUMENTS

         Financial instruments which subject the Company to concentration of credit risk consist primarily of accounts and notes receivable relating to the Company's franchising operations. Concentrations consist of multiple location franchisees who are located in specific geographic areas. The Company routinely addresses the financial strength of its franchisees and provides for al allowance for estimated uncollectible amounts. The Company's principal financial instruments consist of investments in marketable securities, accounts and notes receivable and long-term debt. The Company believes that the carrying amount of such instruments approximates fair value.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

         USE OF ESTIMATES AND OTHER

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reports amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates include, but are not limited to, the allowance for doubtful accounts, inventory valuation, deferred charges and income taxes.


         In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates within one business segment and these statements have no material impact on our consolidated financial position, results of operations of cash flows.

2.       ACQUISITIONS AND DISPOSITIONS

         During fiscal 1997, the Company acquired a cosmetology technical training school ("school") for $45,000 in cash. The remaining carrying value of $18,680 related to this acquisition, which was accounted for as a purchase, was written off in fiscal 1998 as the school was closed.

         The Company sold its Four Star Pizza business as of November 8, 1993 for the initial consideration of $50,000 in cash and $150,000 in 8% promissory notes payable monthly over six years. In addition, the Company was entitled to future monthly royalties equal to 25% of initial franchise fees collected and 1.25% of gross sales generated by Four Star Pizza licensees. In August, 1998, the Company received $90,000 and a promissory note of $10,000 in consideration for terminating the license agreement. Notes receivable of $58,112 and the remaining net realizable value of the licensing rights of $41,888 are included as assets held for sale as of June 30. 1998. In connection therewith, the licensing rights were reduced by approximately $45,000 which is included in 1998 amortization expense.

         In 1998, deferred charges included goodwill of $74,470, deferred costs for area distributorships of $11,357 and other assets of $5118, net of $27,375 accumulated amortization.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


2.       ACQUISITIONS AND DISPOSITIONS (CON'T)

         In February 1999, the Company sold 30 retail stores (75% of company-owned units) to Regis Corporation ("Regis") for $1.6 million cash and recognized a net gain of approximately $863,000. The Company agreed not to "compete" with the units sold and to allow Regis "first right of refusal" for franchisee buyouts in return for a 3% of net sales monthly payment for two years.

         In addition, the Company sold three retail stores and abandoned nine retail stores during fiscal 1999. These transactions involving net book value and related disposal costs resulted in a net loss of approximately $109,244.

         As of June 30, 1999, the Company did not own any retail stores and was strictly a franchising operation. Such retail stores with approximate net book value of $1.2 million were sold, closed or abandoned during 1999.

         The fiscal 1999 loss from operations includes a $129,000 loss generated by company-owned stores before their disposition.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998




3.       NOTES AND ACCOUNT RECEIVABLE

         Notes and accounts receivable consist of the following:

                                                                                          June 30
                                                                                        ---------
                                                                                1999                  1998
                                                                                ----                  ----
         Notes receivable                                                   $710,223              $508,107
         Less non-current portion                                           (504,329)             (229,487)
                                                                             -------               -------

         Notes receivable, current portion                                   205,894               278,620
         Accounts receivable                                                 242,429               250,501
                                                                             -------               -------

                                                                             448,323               529,121
         Less allowance for doubtful accounts
          and notes                                                         (125,000)             (185,854)
                                                                             -------               -------

                                                                            $323,323              $343,267
                                                                            --------              --------
                                                                            --------              --------

         Notes receivable, non-current                                       504,329               229,487
         Less allowance for doubtful notes                                  (246,095)             (152,241)
                                                                             -------               -------

         Notes receivable, non-current, net                                 $258,234               $77,246
                                                                            --------              --------
                                                                            --------              --------

         Through fiscal 1994, the Company received notes aggregating $895,119 in connection with the sale of area franchise rights. The notes are receivable in 48 equal installments with interest, and the related franchise fee income will be recognized as the notes are collected. During fiscal 1998 the Company recognized $1,087 of franchise fee income relating to the collection of such notes.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


4.       LONG-TERM DEBT


         On April 12, 1993 the Company issued two unsecured promissory notes of $190,000 and $160,000 in connection with an acquisition of eight salons. These notes are payable in 59 equal monthly installments consisting of principal and interest (8.5%) in the amounts of $2,985 and $2,513, respectively, which commenced on May 12, 1993 and mature on April 12, 1998, with final payments of $66,500 and $56,000, respectively. Annually, in the event the prime rates exceeds 7%, such notes shall bear interest at the prime rates, and the remaining balance of the note shall be amortized in equal monthly payments as if the original maturity date was April 12, 2000. The notes were fully paid in April 1998.

         On September 25, 1995, the Company issued a $20,000 promissory note in connection with the acquisition of one salon. The note is payable in 48 monthly installments consisting of principal and interest (7%) of $479 and the final balance of $6,860 was fully paid in fiscal 1999.

5.       STOCK OPTIONS

         The Company has incentive stock option plans, as amended, which became effective in 1987 and 1990. The exercise price of options granted under the plan shall not be at less than fair value at date of grant. Subject to termination of employment, options granted expire up to ten years from date of grant, and are non-transferable other than on death. Options become exercisable at the rate of twenty-five percent per year, commencing with the date of grant. Options for person who attain fifteen years of service with the Company are fully exercisable on the date granted.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998



5.       STOCK OPTION (CON'T)

         The following summarizes the changes in options outstanding under the Company's stock options plans for the two years ended June 30, 1999:

                                                                                                 Weighted-
                                                                                                  Average
                                                                 Number     Option Price         Exercise
                                                              of Shares       Per Share             Price
                                                              ---------       ---------            ------
         Outstanding at June 30, 1997                           132,000       $1.25-3.03           $1.63
         Canceled                                               (24,000)      $1.25-2.75           $1.50
                                                                -------
         Outstanding at June 30, 1998                           108,000       $1.25-3.03           $1.66
                                                                -------
         Exercised                                              (66,500)      $1.25-3.03           $1.70
         Canceled                                               (41,500)      $1.25-3.03           $1.70
                                                                -------
         Outstanding at June 30, 1999                                 0
                                                                -------
                                                                -------

         Options exercisable at June 30, 1999                         0       $1.25-3.03           $1.73
                                                                -------
                                                                -------

         Options exercisable at June 30, 1998                    99,500       $1.25-3.03           $1.70
                                                                -------
                                                                -------

         At June 30, 1999 and 1998, the Company had 60,000 shares available for grant. In August 1999, the Company granted all 60,000 shares to the new controlling shareholder (Note 12).

         If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plan consistent with the methodology prescribed by SFAS No. 123, the Company's reported net income (loss) and net income (loss) per share would be reduced to the pro forma amount indicated below for the years ended June 30:

                                                                                   1999              1998
                                                                                   ----              ----
         Net Income (loss):
          As reported                                                          $775,000         ($407,257)
          Pro forma                                                            $772,000        ($ 409,795)

         Basic Income (loss) per common share:
          As reported                                                              $.96             ($.52)
          Pro forma                                                                $.96            ($ .52)

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


5.       STOCK OPTION (CON'T)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1998 and 1999: expected volatility of 30%; risk-free interest rate of 5.7%; and expected term of 5 years for both years.

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

6.       INCOME TAXES

         The Company and its subsidiaries file a consolidated Federal income tax return and separate state and local returns. Income tax expense for the years ended June 30, 1999 and 1998 is composed of state and local taxes.

         The reasons for the difference between the total tax provision and the amount computed by applying the statutory Federal income tax rate to the income (loss) before income taxes are as follows:

                                                                         June 30,
                                                                         --------
                                                                   1999              1998
                                                                   ----              ----
         Expected tax provision (benefit)                      $263,500         ($133,000)
         State and local income taxes, net of
           Federal income tax benefit                            32,000            11,000
         Increase (decrease) in valuation allowance            (110,000)          155,000
         Utilization of net operating loss                     (125,192)                0
         Other                                                  (18,000)          (16,153)
                                                              ----------         --------
                                                                $42,308           $16,847
                                                              ----------         --------
                                                              ----------         --------

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


6.       INCOME TAXES (CON'T)

         Deferred tax assets (liabilities) are comprised of the following:


                                                                                    1999              1998
                                                                                    ----              ----
         Gross deferred tax liability,  tax depreciation                               0         ($130,000)
                                                                               ---------          --------
                                                                               ---------          --------

         Gross deferred tax assets:
          Bad debt reserves                                                      126,000           115,000
          Net operating loss carryforward                                        312,000           558,000
          Tax credits                                                             52,000            49,000
          Other                                                                        0             8,000
                                                                               ---------          --------
                                                                                 490,000           730,000
         Valuation allowance                                                    (490,000)         (600,000)
                                                                               ---------          --------

          Net deferred tax assets                                                      0           130,000
                                                                               ---------          --------

          Net deferred tax liability                                           $      -           $     -
                                                                               ---------          --------
                                                                               ---------          --------

         The Company has net operating loss(reduced for 1999 tax effect of gain on sale of retail stores) and tax credit carryforwards of approximately $917,000 and $52,000, respectively, expiring through 2018.

7.       FRANCHISING INFORMATION

         The Company operated a chain of its own retail hair care salons and has granted franchises for hair care salons throughout the United States. As of June 30, 1999 there were no company-owned salons in operation, compared to 40 at June 30, 1998. The number of franchised salons was 160 and 191 at June 30, 1999 and 1998. The Company did not record any initial franchise fees during the year ended June 30, 1999 and 1998. During the year ended June 30, 1998, the Company closed 4 salons and the cosmetology technical training school.

8.       COMMITMENTS

         The Company leases office and salon facilities and also leases certain equipment under operating leases that expire through 2007. The leases provide for minimum annual rentals and, in most cases, for percentage rentals based on sales in excess of specified minimum amounts, real estate taxes and other expenses. Certain of the leased premises are sublet to licensees at rentals equal to those paid by the Company. Certain of the leases contain options to renew. Over 40 leases were assigned to others during fiscal 1999.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998



8.       COMMITMENTS (CON'T)

         The following is a schedule of approximate minimum rentals and subrental income under non-cancelable operating leases having an initial or remaining term of more than one year as of June 30, 1999:

                                                                               Minimum
                                                                         Amounts to be                 Net
                                                           Minimum       Received from             Minimum
                                                           Rentals           Subleases             Rentals
                                                           -------           ---------             -------
         Year ending June 30,
               2000                                       $991,000            $613,000            $378,000
               2001                                        700,000             535,000             165,000
               2002                                        425,000             300,000             125,000
               2003                                        200,000              88,000             112,000
               2004                                        100,000             100,000                   0
          Thereafter                                       300,000             300,000                   0
                                                           -------             -------             -------

                                                        $2,716,000          $1,936,000            $780,000
                                                        ----------          ----------            --------
                                                        ----------          ----------            --------

         The following is a schedule of approximate rental expense (net of sublease rental income) for the years ended June 30, 1999 and 1998:

                                                                                  1999                1998
                                                                                  ----                ----
         Minimum rentals                                                      $941,000            $984,000
         Percentage rentals, real estate taxes                                  90,000             195,000
                                                                                ------           ---------

                                                                            $1,031,000          $1,179,000
                                                                            ----------          ----------
                                                                            ----------          ----------

10.      OTHER INCOME

         Other income for 1998 includes the fourth quarter collection of $180,000 of past due royalties that were previously written off. Other income for 1999 includes $45,000 in closing credit adjustments.

11.      ADVERTISING

         Advertising costs were approximately $30,100 and $110,000 for the years ended June 30, 1999 and 1998.

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998



12.      SUBSEQUENT EVENTS

         a) In August 1999, the two controlling stockholders ("Former Stockholders") sold their 35% interest (300,000 common shares) in the Company to Shera Corp., a Nevada corporation, "Shera," for $1.2 million in cash. In addition, Former Stockholders were given termination payments of $100,000 and consulting agreements at $48,000 each. As of the report date, $132,000 had been paid to each of the Former Stockholders by the Company.

                  The President of Shera became the Company's new Chairman and Chief Executive Officer under a three-year employment agreement with annual compensation of $192,000. In addition, he received 60,000 options under the 1990 Plan at $3.00 exercise price and 100,000 options at $3.00 exercise price under the new 1999 Incentive and Non-Qualified Stock Option Plan(the"Plan"). The new Secretary and Director for the Company also received 50,000 options and 250,000 of the Plan's 5-year options are still available for grant.

         b) The Company entered into a loan agreement with Shera which provides for a loan of $1,385,000 for a period of one year. The loan bears monthly interest at the rate of 8% per annum with principal due at maturity. The loan is collateralized by the 300,000 shares held by Shera.

         c) A new lease was executed by the Company in August 1999 for a new facility in Los Angeles, California. The lease begins on October 1, 1999 for a three-year term with minimum monthly rent of $6,400 and a security deposit of $6,789.