Form 10QSB
period 1999-09-30
CUTCO INDUSTRIES INC
filed 1999-11-15
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OR 1934


For Quarter Ended September 30, 1999             Commission file number 0-5223


                             CUTCO INDUSTRIES, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New York                      11-1771806
---------------------------------------------------------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


             11777 San Vicente Blvd, Los Angeles, California 90049
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (310) 979-8055
                                                     --------------

                 6900 Jericho Turnpike, Syosset, New York 11791
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         *Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes      X    No
                                                       ----          -----

Number of common shares outstanding at November 5, 1999 is 942,500 Transitional Small Business Disclosure:
                                                Yes             No    X
                                                      -----         -----

                             CUTCIO INDUSTRIES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statments (Unauditied)

              Consolidated Balance Sheets -
              September 30, 1999 and June 30, 1999(Audited)                              1 - 2

               Consolidated Statements of Operations -
               Three Months Ended September 30, 1999 and 1998                                3

               Consolidated Statement of Shareholders
               Equity - Three Months Ended September 30, 1999                                4

               Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 1999 and 1998                                5

               Notes to Unaudited Consolidated
               Financial Statements                                                          6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        7 - 8

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                            9


SIGNATURES                                                                                  10


                     CUTCO INDUSTRIES, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                September 30,      June 30,
                                                                                    1999            1999
                                                                                --------------   -----------
                                                                                  (unaudited)     (audited)

Current assets:
         Cash and cash equivalents                                                 $760,856        $1,528,108
         Marketable securities                                                            0           844,903
         Notes and accounts receivable, net                                         400,571           433,182
         Prepaid expenses, taxes and miscellaneous receivables                      129,450            38,989
         Notes receivable - related party                                        $1,385,000                 0
                                                                                -----------        -----------
               Total current assets                                               2,675,877         2,845,182

Property and equipment:

         Furniture, fixtures and equipment                                          43,863            130,253
                                                                                -----------        -----------
                                                                                    43,863            130,253
         Less accumulated depreciation and amortization                            (23,891)          (108,505)
                                                                                -----------        -----------
                                                                                    19,972             21,748
                                                                                -----------        -----------
Other assets:
         Notes receivable                                                                0            258,234
         Deposits                                                                   44,458             22,708
                                                                                -----------        -----------
                                                                                    44,458            280,942
                                                                                -----------        -----------
                                                                                $2,740,307         $3,147,872
                                                                                ===========        ===========



                                  (Continued)

                  See notes to unaudited financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                                                September 30          June 30
                                                                                    1999                1999
                                                                                -------------        ----------
                                                                                  (Unaudited)         (Audited)

Current liabilities:
         Accounts payable and accrued expenses                                        170,834            232,725
         Accrued and witheld taxes, other than income taxes                               287                398
         Income taxes payable                                                               0             31,558
                                                                                --------------       ------------
                           Total current liabilities                                  171,121            264,681
         Security deposit payable                                                      12,416                  0
                                                                                --------------       ------------
         Total liabilities                                                            183,537            264,681
                                                                                --------------       ------------



Shareholders' Equity:
         Common stock, $.10 par value, authorized
         5,000,000 shares, issued 1,950,206 shares                                    195,021            195,021
         Additional paid-in capital                                                 4,275,725          4,275,725
         Retained earnings                                                          1,598,002          1,894,037
                                                                                --------------       ------------
                                                                                    6,068,748          6,364,783

Less common stock held in treasury, at cost
         1,107,706 shares                                                          (3,511,978)        (3,481,592)
                                                                                --------------       -------------
                                                                                    2,556,770          2,883,191
                                                                                --------------       -------------
                                                                                    2,740,307          3,147,872
                                                                                ==============       ==============






                  See notes to unaudited financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                                                --------------------------------
                                                                                   1999                   1998
                                                                                ----------            -----------

Revenues:
         Owned retail stores                                                    $         0             $1,635,638
         Sales of equipment and products                                             26,780                 37,298
         Royalties, service fees and franchise income                               278,200                445,587
                                                                                -----------            -----------
                                                                                    304,980              2,118,523
                                                                                -----------            -----------

Cost and expenses:
         Direct costs of owned retail stores                                              0              1,561,065
         Costs of equipment and products sold                                        20,808                 30,900
         Depreciation and amortization                                                2,033                 63,976
         Selling, general and administrative expenses                               599,013                441,803
         Provision for doubtful accounts and notes receivable                             0                 15,000
                                                                                -----------            -----------
                                                                                    621,854              2,112,744


Other income (loss):
         Interest and dividend income                                                 30,197                31,629
         Other income(loss), net                                                      (6,308)               75,142
                                                                                -------------          -----------
                                                                                     23, 889               106,771
                                                                                --------------          -----------

Income (loss) before income taxes                                                   (292,985)              112,550

Income taxes                                                                          (3,050)               (2,953)
                                                                                --------------          -----------

Net income (loss)                                                                   (296,035)              109,597
                                                                                --------------          -----------

Earnings (loss) per common share                                                      ($0.34)                $0.14
                                                                                --------------          ------------

Weighted average number of common shares outstanding                                 871,000               784,782
                                                                                ==============          ============




                   See notes to unaudited financial statements

                     CUTCO INDUSTRIES, INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                   Additional                    Treasury
                                    Common          Stock           Paid-In        Retained       Stock
                                    Shares         Amount           Capital        Earnings       Shares       Amount       Total
                                  -----------    -----------      -------------   -----------   ----------- ------------ -----------

Balance at July 1, 1999            1,950,206     $ 195,021          $4,275,725     $1,894,037    1,103,081  ($3,481,592) $2,883,191

Net Loss                                                                             (296,035)                             (296,035)

Acquisition of treasury stock -
 average cost of $6.57                                                                              4,625       (30,386)    (30,386)
                                  -----------    -----------      -------------   -----------   ----------- ------------ -----------
Balance at September 30,
 1999 (unaudited)                  1,950,206     $ 195,021          $4,275,725     $1.598,002   1,107,706   ($3,511,978) $2,556,770
                                  -----------    -----------      -------------   -----------   ----------- ------------ -----------









                   See notes to unaudited financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                      1999                1998
                                                                                   ----------         -----------
Cash flows from operating activities:
         Net income (loss)                                                         ($296,035)           $109,597
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
             Depreciation and amortization                                             2,033              63,976
             Changes in  operating  assets  and  liabilities,  net of  effect of acquisition and sale:
                  Notes and accounts receivable                                       37,354              33,837
                  Merchandise inventory                                                    0             (18,256)
                  Prepaid expenses, taxes and miscellaneous receivables              (95,461)             54,890
                  Deposits and assets held for sale                                  (21,750)            105,661
                  Accounts payable and accrued expenses                              (61,891)            (32,557)
                  Accrued and withheld taxes, other than income taxes                   (111)            (26,297)
                  Income taxes payable                                               (31,558)            (14,676)
                  Deposits payable                                                    12,416             (13,970)
                                                                                    ----------         ----------
         Net cash provided by operating activities                                   455,003              62,203
                                                                                    ----------         ----------
Cash flows from investing activities:
             (Purchases) of property and equipment                                         0             (17,625)
             (Decrease) in marketable securities                                     844,903              (4,313)
             (Increase), decrease in notes receivable                             (1,126,766)           (258,005)
                                                                                  -----------           ----------
         Net cash used in investing activites                                       (281,863)           (279,943)

Cash flows from financing activities:
             Principal payments on loans                                                   0              (1,325)
             Acquisition of treasury stock                                           (30,386)                  0
             Proceed from exercise of stock options                                        0              40,875
                                                                                  ----------          ----------
         Net cash provided by financing activities                                   (30,386)             39,550
                                                                                  ----------          ----------
         Increase (decrease) in cash and cash equivalents                           (767,252)             21,810
         Cash and cash equivalents at beginning of period                          1,528,108             753,658
                                                                                  ----------          ----------
             Cash and cash equivalents at end of period                              760,856             775,468
                                                                                   ----------         ----------
Supplemental disclosures of cash flow  information:
     Cash paid during the period for:
             Interest                                                                      0                $112
             Income taxes                                                            $31,558             $14,676




                   See notes to unaudited financial statements

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999







NOTE 1  -  FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1999 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                      Three Months Ended September 30, 1999



LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents were $760,856 at September 30, 1999, as compared to $1,528,000 at June 30, 1999. In addition, as of September 30, 1999, the Company sold its portfolio of marketable securities, for approximately $825,000.

The Company had a current ratio of 7.1 at September 30, 1999, as compared to 2.7 at September 30, 1998.

At September 30, 1999 commitments for capital expenditures and other investments did not exceed $10,000. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

In August 1999 the Company made a $1,385,000 loan with a one year maturity to a related party.

RESULTS OF OPERATIONS

In the three months ended September 10, 1999, revenues from Company-owned salon operations were 0 as compared to the three months ended September 30, 1998 ($1,635,000). The decrease in revenues is attributable to sale, closure and abandonment of all company-owned stores as of June 30, 1999. As of September 30, 1998 there were 43 company-owned salons.

In the three-month period ended September 30, 1999 franchise income decreased by 38% ($167,000) as compared to the three months ended September 30, 1998. Recurring royalties from existing licensees continued to decline and the number of franchised hair salons declined from 196 at September 30, 1998 to 160 at June 30, 1999 and 157 at September 30, 1999.

The Company expects the decline in recurring royalties to continue as a result of attrition of existing licensees. However the company, under its new management, is pursuing programs to increase the number franchisees.

Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

In the three month period ended Setember 30, 1999 selling, general, and administrative expenses increased by 35% ($157,000) as compared to the same period ended September 30, 1998. The increase is due to a decline in personnel costs significantly offset by $264,000 in special fees paid in August 1999 to two former shareholders who served as senior management of the Company.

During the quarter ended September 30, 1998 the Company collected $57,000 in settlement of certain contracts and reflected this gain in Other Income.

The Company has not provided for Federal income taxes for the quarter ended September 30, 1999 as the Company has net operating loss and tax credit carryforwards of approximately $917,000 and $52,000, respectively, expiring through 2018.

The Company's salons and franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations, in the volume of business.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  a)    Not Applicable

                  b)      On September 22, 1999 a Form 8-K was filed relating to
                          Item 4. changes in Registrant's Certifying Accountant

                     CUTCO INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


 In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CUTCO INDUSTRIES, INC.

                                                         (Registrant)


                                                /s/ RICHARD ARONS
                                                   ---------------------------
                                                    Richard Arons
                                                    President


                                                /s/ LAURA BALLEGEER
                                                    ---------------------------
                                                    Laura Ballegeer
                                                    Secretary

DATE:    November 11, 1999