Form 10QSB
period 1999-12-31
CUTCO INDUSTRIES INC
filed 2000-02-16
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OR 1934


   For Quarter Ended December 31, 1999        Commission file number 0-5223


                              YELLOWAVE CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New York                                  11-1771806
         -------------------------------                 ------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)


11777 San Vicente Blvd, Los Angeles, California                90049
------------------------------------------------             ----------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (310) 979-8055
                                                          -------------

     CutCo Industries, Inc., 6900 Jericho Turnpike, Syosset, New York 11791
    ------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

    * Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

Number of common shares outstanding at February 7, 2000 is 942,500
Transitional Small Business Disclosure:      Yes      No      X

                              YELLOWAVE CORPORATION

                                   FORM 10-QSB

                                      INDEX





                                                                        Page
                                                                       ------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unauditied)

               Consolidated Balance Sheets -
               December 31, 1999 and June 30, 1999(Audited)            1 - 2

               Consolidated Statements of Operations -
               Six Months and Three Months Ended December 31,
              1999 and 1998                                            3 - 4

               Consolidated Statement of Shareholders
               Equity - Six Months Ended December 31, 1999                 5

               Consolidated Statements of Cash Flows -
               Six Months Ended December 31, 1999 and 1998                 6

               Notes to Unaudited Consolidated
               Financial Statements                                        7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8 - 9





PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                          9



SIGNATURES                                                                10

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                                December 31       June 30
                                                                                   1999             1999
                                                                               ------------     -----------
                                                                                (unaudited)     (audited)

Current assets:
         Cash and cash equivalents                                             $ 1,330,284      $ 1,528,108
         Marketable securities                                                           0          844,903
         Notes and accounts receivable, net                                        396,742          433,182
         Prepaid expenses, taxes and miscellaneous receivables                      59,560           38,989
         Note receivable - related party                                         1,385,000                0
                                                                               ------------     ------------
             Total current assets                                                3,171,586        2,845,182
                                                                               ------------     ------------
Property and equipment:
         Furniture, fixtures and equipment                                          67,208          130,253
                                                                               ------------     ------------


         Less accumulated depreciation and amortization                            (25,666)        (108,505)
                                                                               ------------     ------------
                                                                                    41,542           21,748
                                                                               ------------     ------------
Other assets:
         Notes receivable                                                                0          258,234
         Deposits                                                                   29,498           22,708
                                                                               ------------     ------------
                                                                                    29,498          280,942
                                                                               ------------     ------------
                                                                                 3,242,626       $3,147,872
                                                                               =============    =============

                                   (Continued)

See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                        December 31         June 30
                                                                           1999               1999
                                                                        -----------       ----------
                                                                        (Unaudited)        (Audited)

Current liabilities:
         Accounts payable and accrued expenses                          $  120,341        $   233,123
         Income taxes payable                                                    0             31,558
                                                                        ----------         ----------

                  Total current liabilities                                120,341            264,681
                                                                        ----------         ----------

         Total liabilities                                                 120,341            264,681
                                                                        ----------         ----------

Shareholders' Equity:
         Common stock, $.10 par value, authorized
         5,000,000 shares, issued 942,500 shares and
         847,123, respectively                                              94,250             84,713
         Additional paid-in capital                                      1,402,018            904,441
         Retained earnings                                               1,626,017          1,894,037
                                                                       -----------          ----------
         Total Equity:                                                   3,122,285          2,883,191

                                                                       $ 3,242,626        $ 3,147,872
                                                                       ============       ============


See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                SIX MONTHS ENDED DECEMBER 31
                                                                                ----------------------------
                                                                                    1999             1998
                                                                                ------------     -----------


Revenues:
         Owned retail stores                                                    $       0        $ 3,343,620
         Sales of equipment and products                                           70,622            111,140
         Royalties, service fees and franchise income                             597,943            830,091
                                                                                -----------      -----------
                                                                                  668,565          4,284,851


Cost and expenses:
         Direct costs of owned retail stores                                            0          3,197,207
         Costs of equipment and products sold                                      41,754             95,102
         Depreciation and amortization                                              3,550            126,583
         Selling, general and administrative expenses                             941,302            900,426
         Provision for doubtful accounts and notes receivable                           0             30,000
                                                                                -----------      -----------
                                                                                  986,606          4,349,318


Other income (loss):
         Interest and dividend income                                              66,299             61,521
         Other income(loss), net                                                  (17,278)           128,025
                                                                                -----------      -----------
                                                                                   49,021            189,546
                                                                                -----------      -----------

Income (loss) before income taxes                                                (294,523)           125,079

Income taxes                                                                       (1,000)            (1,593)
                                                                                -----------      -----------

Net income (loss)                                                               ($268,020)          $123,486
                                                                                -----------      -----------

Earnings (loss) per common share                                                   ($0.30)             $0.16
                                                                                -----------      -----------

Weighted average number of common shares outstanding                              894,000            795,454
                                                                                ===========      ===========


See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                THREE MONTHS ENDED DECEMBER 31
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                -------------     ------------


Revenues:
         Owned retail stores                                                    $         0       $  1,707,982
         Sales of equipment and products                                             43,842             73,842
         Royalties, service fees and franchise income                               319,465            384,504
                                                                                -------------      ------------
                                                                                    363,307          2,166,328
                                                                                -------------      ------------
Cost and expenses:
         Direct costs of owned retail stores                                              0          1,636,142
         Costs of equipment and products sold                                        20,946             64,202
         Depreciation and amortization                                                1,775             62,607
         Selling, general and administrative expenses                               332,395            458,623
         Provision for doubtful accounts and notes receivable                             0             15,000
                                                                                -------------      ------------
                                                                                   (355,116)        (2,236,574)
Other income (loss):
         Interest and dividend income                                                38,102             30,004
         Other income(loss), net                                                    (17,278)            52,771
                                                                                -------------      ------------
                                                                                    (20,824)            82,775
                                                                                -------------      ------------
Income before income taxes                                                           29,015             12,529

Income taxes                                                                          1,000             (1,360)
                                                                                -------------      ------------
Net income                                                                      $    28,015            $13,889
                                                                                -------------      ------------
Earnings (loss) per common share                                                $      0.03        $      0.02
                                                                                -------------      ------------

Weighted average number of common shares outstanding                                894,000            806,125
                                                                                =============      ============



See notes to unaudited financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                     Additional
                                    Common           Stock            Paid-In        Retained
                                    Shares           Amount           Capital        Earnings       Total
                                  ---------      -----------       ------------    -----------   -----------

Balance at July 1, 1999             847,125        $ 84,713          $  904,441     $1,894,037   $2,883,191

Issuance of new shares              100,000        $ 10,000          $  527,500                  $  537,500

Net Loss                                                                              (268,020)   ($295,523)

Acquisition and retirement of
 common stock average cost
 of $6.57                            4,625             (463)            (29,923)                   ($30,386)
                                   --------       -----------       ------------    -----------   -----------

Balance at December 31,
 1999 (unaudited)                  942,500        $  94,250         $ 1,402,018     $1,626,017   $3,094,782
                                   --------       -----------       ------------    -----------   -----------


                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                     1999           1998
                                                                                ------------   --------------

Cash flows from operating activities:
         Net income (loss)                                                       ($268,020)     $  123,486
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
             Depreciation and amortization                                           3,550         126,583
             Provision for doubtful accounts and notes receivable                        0          15,000
             Changes in  operating  assets  and  liabilities,  net of  effect of acquisition and sale:
                  Merchandise inventory                                                  0         (12,277)
                  Prepaid expenses, taxes and miscellaneous receivables            (20,571)         52,287
                  Deposits and assets held for sale                                 (6,792)        115,699
                  Accounts payable and accrued expenses                           (112,782)       (220,441)
                  Income taxes payable                                             (31,558)        (24,456)
                  Other                                                             (7,096)         (7,000)
                                                                                -------------    -----------

         Net cash provided (used) by operating activities                         (443,269)        169,194
                                                                                -------------    -----------

Cash flows from investing activities:
             (Purchases) of property and equipment                                 (16,244)       (24,456)
             Decrease,(Increase) in marketable securities                          844,903         (4,313)
(Increase), decrease in notes receivable                                           294,674       (248,731)
             Related party note receivable                                      (1,385,000)             0
                                                                                ------------     ---------
         Net cash used in investing activities                                    (261,667)      (277,500)
                                                                                ------------     ---------
Cash flows from financing activities:
             Issuance of common stock                                              537,500              0
             Acquitision of treasury stock                                          30,386              0
                                                                                ------------     ---------
             Net cash provided by financing activities                             507,114              0
                                                                                ------------     ---------
         Increase (decrease) in cash and cash equivalents                         (197,822)      (111,316)
         Cash and cash equivalents at beginning of period                        1,528,106        753,658
                                                                                ------------     ---------

             Cash and cash equivalents at end of period                          1,330,284        642,342
                                                                                ------------     ---------

Supplemental disclosures of cash flow  information:
          Cash paid during the period for:
             Interest paid                                                       $       0       $      0
             Income taxes paid                                                   $  31,558       $      0




See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1  -  FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1999 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Six Months Ended December 31, 1999

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents were $1,330,284 at December 31, 1999, as compared to $1,528,000 at June 30, 1999. In addition, as of December 31, 1999, the Company had sold its portfolio of marketable securities, for approximately $825,000.

The Company issued 100,000 shares of common stock for $537,500.

At December 31, 1999 commitments for capital expenditures and other investments did not exceed $20,000. The Company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

In August 1999, the Company made a $1,385,000 loan with a one year maturity to a related party.


RESULTS OF OPERATIONS

In the six months ended December 31, 1999, revenues from Company-owned salon operations were 0 as compared to the six months ended December 31, 1998 ($3,300,000). The decrease in revenues is attributable to sale, closure and abandonment of all company-owned stores as of June 30, 1999.

In the six and three month periods ended December 31, 1999 franchise income decreased by 17% ($319,465) and 28% ($597,943), respectively, as compared to the prior periods. At December 31, 1999 there were 148 salons under license as compared to 176 salons at December 31, 1998.

For the six and three month periods ending December 31, 1999 interest income increased $5,000 and $8,000 as compared to the prior period. These increases largely resulted from new interest on note receivable from related party less income lost from the disposal of marketable securities.

Selling, general and administrative expenses for the three month period ended December 31, 1999 of $332,395 reflects a 8% decrease from comparative period. Such decline reflects cost reduction program of new management.

The Company's franchising activities, including its sales of franchises, are not materially affected by seasonal fluctuations, in the volume of business.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  a)     Not Applicable

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES





         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            YELLOWAVE CORPORATION

                                                (Registrant)



                                           /s/ RICHARD ARONS
                                               --------------------------------
                                               Richard Arons
                                               President


                                           /s/  LAURA BALLEGEER
                                                --------------------------------
                                                Laura Ballegeer
                                                Secretary



DATE:    February 11, 2000