Form 10QSB
period 2000-03-31
YELLOWAVE CORP
filed 2000-04-14
CIK 26379

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended March 31, 2000           Commission file number 0-5223


                              YELLOWAVE CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New York                                   11-1771806
    ------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


  11777 San Vicente Blvd, Los Angeles, California                     90049
  ----------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)


        Registrant's telephone number, including area code (310) 979-8055
                                                            -------------

     CutCo Industries, Inc., 6900 Jericho Turnpike, Syosset, New York 11791
      ---------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

        *Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [X]  No  [ ]

Number of common shares outstanding at April 10, 2000 is 2,827,486 Transitional
Small Business Disclosure:                        Yes [ ]  No  [X]

                              YELLOWAVE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                      Page
                                                                     ------
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets -
              March 31, 2000 and June 30, 1999 (Audited)             1 - 2

              Consolidated Statements of Operations --
              Nine Months and Three Months Ended March 31,
              2000 and 1999                                          3 - 4

              Consolidated Statement of Shareholders
              Equity -- Nine Months Ended March 31, 2000                 5

              Consolidated Statements of Cash Flows --
              Nine Months Ended March 31, 2000 and 1999                  6

              Notes to Unaudited Consolidated
              Financial Statements                                       7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8

PART II - OTHER INFORMATION

        Item 5. Other Information                                        9

                (a) Change in business

                (b) Sale of assets

        Item 6. Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                              10


                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                         March 31,           June 30,
                                                            2000               1999
                                                        -----------        -----------
                                                        (unaudited)         (audited)
Current assets:
        Cash and cash equivalents (NOTE 2)              $ 4,506,967        $ 1,528,108
        Marketable securities                                     0            844,903
        Accounts receivable, net (NOTE 2)                   340,000            150,861
        Note receivable -- related party (NOTE 4)       $ 1,385,000                  0
                                                        -----------        -----------
                             Total current assets       $ 6,231,967          2,523,872
                                                        -----------        -----------
Property and equipment                                       21,990                  0
        Accumulated depreciation                             (2,356)                 0
                                                        -----------        -----------
                                                             19,634                  0

Assets from Discontinued Operations (NOTE 2)                583,000            624,000
                                                        -----------        -----------

Other assets:
        Deposits                                        $     6,790                  0
                                                        -----------        -----------


                                                        $ 6,841,391        $ 3,147,872
                                                        ===========        ===========



                                   (CONTINUED)

                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            March 31,        June 30,
                                                               2000            1999
                                                            ----------      ----------
                                                            (Unaudited)      (Audited)
Current liabilities:
        Accounts payable and accrued expenses               $   97,740      $  233,123
        Regis Corporation deposit                            3,300,000               0
        Income taxes payable                                     1,000          31,558
                                                            ----------      ----------

                      Total current liabilities             $3,398,740         264,681
                                                            ----------      ----------

Shareholders' Equity:
        Common stock, $.03 par value; authorized
        15,000,000 shares; issued 2,827,486 shares and
        2,541,375, respectively (NOTE 3)                        84,825          76,241
        Additional paid-in capital                           1,411,579         912,913
        Retained earnings                                    1,946,247       1,894,037
                                                            ----------      ----------

        Total Equity:                                        3,422,651       2,883,191
                                                            ----------      ----------

                                                            $6,841,391      $3,147,872
                                                            ==========      ==========


                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                NINE MONTHS ENDED MARCH 31,
                                                                -----------------------------
                                                                   2000               1999
                                                                -----------       -----------
Revenues:
        Interest and dividend Income                            $    94,001       $    84,562
        Other Income                                                 14,135           136,667
                                                                -----------       -----------

                                                                $   108,136       $   221,229

Cost and expenses:
        General and Administrative expenses                        (762,926)         (733,407)
                                                                -----------       -----------

Loss from continuing operations before income taxes                (654,790)         (512,178)
                                                                -----------       -----------

Income taxes                                                         (1,000)           (1,200)
                                                                -----------       -----------

Loss from continuing operations                                    (655,790)         (513,378)
                                                                -----------       -----------

Income from discontinuing operations, net of
income taxes and including gain on sale of
assets in 1999                                                      708,000       $ 1,146,000
                                                                -----------       -----------

Net Income                                                           52,210       $   632,622
                                                                -----------       -----------
Basic Loss per common share -- continuing operations            ($     0.26)      ($     0.21)
                                                                -----------       -----------

Basic Earnings per common share -- discontinuing operations     $      0.27       $      0.47
                                                                -----------       -----------

Weighted average number of common shares outstanding
(NOTE 3)                                                          2,510,000         2,397,369
                                                                ===========       ===========


                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                  2000              1999
                                                               -----------       -----------
Revenues:
        Interest and Dividend Income                           $    27,702       $    21,041
        Other Income                                                31,413             8,642
                                                               -----------       -----------

                                                               $    59,115       $    29,683
                                                               -----------       -----------


Cost and expenses:
        General and administrative expenses                        (66,885)         (200,547)
                                                                ----------        ----------

Income from continuing operations before income taxes               (7,770)         (170,864)
Income taxes                                                        (1,000)           (1,000)
Loss from continuing operations                                     (6,770)         (171,864)
                                                               -----------       -----------


Income from discontinuing operations, net of
income tax and including gain on sale of assets -- NOTE 2          329,000           681,000
                                                               -----------       -----------

Net Income                                                         322,230       $   509,136
                                                               -----------       -----------

Basic Loss per common share -- continuing operations                     0       ($     0.07)
                                                               -----------       -----------


Basic earnings per common share -- discontinued operations     $      0.13       $      0.28
                                                               -----------       -----------

Weighted average number of common shares outstanding --
NOTE 3                                                           2,510,000         2,418,000
                                                               ===========       ===========



                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                       Additional
                                     Common             Stock            Paid-In          Retained
                                     Shares             Amount           Capital          Earnings           Total
                                   -----------       -----------       -----------       -----------      -----------
Balance at July 1, 1999              2,541,375            76,241           912,913         1,894,037      $ 2,883,191

Issuance of new shares                 300,000             9,000           528,250                            537,250

Net Income -- Nine months --
3/31/2000                                                                                     52,210           52,210

Acquisition and retirement of
common stock average cost
of $2.19                               (13,875)             (416)          (29,584)                           (32,000)
                                   -----------       -----------       -----------       -----------      -----------

Balance at March 31,
 2000 (unaudited)                    2,827,486            84,825         1,411,579         1,946,247      $ 3,422,651
                                   ===========       ===========       ===========       ===========      ===========


                   See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               NINE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                 2000              1999
                                                              -----------       -----------
Cash flows from operating activities:
        Net income                                            $    52,210       $   632,622
        Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
            Depreciation and amortization                           2,356           176,434
            Changes in operating assets and liabilities,
            net of effect of acquisition and sale:
               Discontinued Operations                             35,113           360,147
               Miscellaneous receivables                         (169,139)           67,210
               Accounts payable and accrued expenses             (135,383)         (346,362)
               Accrued and withheld taxes, other than
               Income taxes                                             0          (116,351)
               Income taxes payable                                30,558            35,036
                                                              -----------       -----------

        Net cash provided (used) by operating activities         (245,401)          (87,992)

Cash flows from investing activities:
            (Purchases) of property and equipment                 (21,990)          (31,399)
            Decrease,(Increase) in marketable securities          824,000          (568,615)
            (Increase), decrease in notes receivable                    0         1,580,000
            Related party note receivable                      (1,385,000)                0
            Sale of franchising business - Deposit              3,300,000                 0
                                                              -----------       -----------

        Net cash used in investing activities                   2,717,010           979,986
                                                              -----------       -----------

Cash flows from financing activities:
            Issuance of common stock                              537,250                 0
                          Acquisition of treasury stock           (30,000)                0
                                                              -----------       -----------

        Net cash provided by financing activities                 507,250               625
                                                              -----------       -----------

        Increase (decrease) in cash and cash equivalents        2,978,859           892,619

        Cash and cash equivalents at beginning of period        1,528,108           753,658
                                                              -----------       -----------

            Cash and cash equivalents at end of period        $ 4,506,967       $ 1,646,277
                                                              -----------       -----------

Supplemental disclosures of cash flow information:
            Cash paid during the period for:
                 Interest paid                                $         0       $         0
                                                              -----------       -----------
                 Income taxes paid                            $         0       $         0
                                                              -----------       -----------


                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 -- FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes as of June 30, 1999 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

NOTE 2 -- DISCONTINUED OPERATIONS
In March 2000, the Company agreed to sell its franchise business to Regis Corporation for $3.6 million (3.3 million deposit) and previously sold its company owned stores for $1.6 million. Accordingly, the financial statements for 2000 and 1999 are restated to reflect continuing operations.

        A. Information related to discontinued operations and assets have been restated for all prior periods presented.


Operations:                                       Nine months Ended                       Three Months Ended
                                          ----------------------------------       ---------------------------------
                                          March 31, 2000      March 31, 1999      March 31, 2000       March 31, 1999
                                          --------------      --------------      --------------       --------------
Revenue                                    $     999,000       $   5,653,000       $     410,000       $     327,000

 Cost of Sales                                  (109,000)         (4,547,000)            (63,000)            (39,000)
 Selling, general & administrative              (104,000)           (542,000)            (42,000)           (230,000)
                                           -------------       -------------       -------------       -------------

 Operating Income                          $     786,000             564,000             365,000              58,000
 Gain on disposition of company-owned
 stores                                                0             709,000                   0             709,000
 Income taxes                                    (78,000)           (127,000)            (36,000)            (86,000)
                                           -------------       -------------       -------------       -------------
 Net Income                                $     708,000       $   1,146,000       $     329,000       $     681,000
                                           -------------       -------------       -------------       -------------


                                 As of March 31, 2000   As of June, 30, 1999
                                   -----------------      -----------------
Assets:

     Receivables -- net            $         503,000      $         580,000
     Inventories                              11,000                      0
Other current assets                          23,000                      0
     Property -- net                          18,000                 22,000
     Other non-current assets                 28,000                 22,000
                                   -----------------      -----------------

                                   $         583,000      $         624,000
                                   -----------------      -----------------

NOTE 3 -- STOCK SPLIT
During the quarter ended March 31, 2000, the Company split the common stock on a 3 for 1 basis and reduced the par value of $.03 per share. All amounts have been restated to reflect new shares.

NOTE 4 -- SHERA CORPORATION NOTE RECEIVABLE
In August 1999, the company loaned Shera Corporation, an entity controlled by the companies majority shareholder and Chairman, $1,385,000 at 8% per annum interest payable monthly and principal due August 2000

ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations

               Nine Months Ended March 31, 1999

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents were $4,506,967 at March 31, 2000, as compared to $1,646,000 at March 31, 1999. The increase is principally due to a $3,300,000 deposit received in March 2000 pursuant to a sales agreement with Regis Corporation for sale of the companies franchise operations for $3,600,000. The company sold its marketable securities during fiscal year 2000 ($847,000) at March 31, 1999 at a loss of approximately $20,000. The company believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

In August 1999, the Company made a $1,385,000 loan with a one year maturity to a related party.


RESULTS OF OPERATIONS

Due to the March 1999 sale of company-owned stores and the March 2000 sale of the companies franchise operations (163 stores at March 31, 1999) the financial statements reflect income from discontinued operations and loss from continuing operations of $655,790and $6,770 for the nine and three months ended March 31, 2000, respectively. The company operations consist of interest income used for the general expenses. The company is seeking several acquisitions of operating companies at this time.

PART II -- OTHER INFORMATION

Item 5. Other Information

        A. Change in Business

Yellowave Corporation is making the transition from hair salon franchisor to an incubator of high-tech companies focusing on wireless, telecommunications, fiber optics, embedded systems and mobile commerce. The company is concentrating on Israeli companies as acquisition targets. Yellowave is seeking companies that have successful high technology products and effective management teams that are capable of growing at an accelerated pace. Yellowave Corporation has reached agreements in principle and signed letters of intent to acquire Israeli companies Mobix Communications and FibroLAN Ltd. Both acquisitions are in the due diligence stage and will be completed by issuance of Company stock. The majority of the shares to be paid to Mobix Communications and FibroLAN are contingent on the companies reaching agreed upon financial targets.

Mobix Communications, founded in 1994 provides numerous state-of-the-art software engines, development tools and solutions for the fast growing market for wireless data transmission, serving mobile workers and mobile commerce. Mobix software engines are used to implement new software applications and to add mobility to embedded systems and terminals via the most widely used networks. Mobix revenues in 1999 were approximately $551,000.

FibroLAN Ltd. founded in 1996. Makes fiber optic broad-band devices used in two fast growing segments of the data communications market: local area networks
(LANs) and broad-band access. FibroLAN's technology makes it easy and cost effective to use a mix of fiber optic cable and copper wire when building a data network. FibroLAN products are also used to build broad-band networks, whose explosive growth is being fueled by the worldwide demand for high-speed internet access. FibroLAN is developing additional products that advance its current technology and are optimized for broad-band access market. FibroLAN revenues in 1999 were approximately $1,859,444.

        B. Sale of Assets

On March 9, 2000, the Registrant agreed to sell substantially all of its assets relating to its hair care salon business to a wholly-owned subsidiary of Regis Corporation for $3,6000,000. Of the $3,600,000, the sum of $300,000 was placed in an escrow account for ninety days pending completion of certain due diligence requirements. The sale was an arms-length transaction to a non-affiliate of the Registrant. No brokers or finders fees were paid in regard to the sale.

The sale was approved by the Registrant's Board of Directors and is being presented to the shareholders for their approval at a special Meeting of Shareholders to be held on June 7, 2000.

After completion of the sale, the Registrant intends to pursue its previously announced strategy of acquiring companies and products involved in high technology industries.


Item 6. Exhibits and Reports on Form 8-K

               a)    Not Applicable

               b)    Reports on Form 8-K

                     None

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


DATE:   APRIL 14, 2000