Form 10KSB
period 2000-06-30
YELLOWAVE CORP
filed 2000-10-16
CIK 26379

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required]

                    For the fiscal year ended June 30, 1999

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-5223

                             YELLOWAVE CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                                11-1771806
---------------------------------                             -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      11777 San Vicente Blvd., Suite 505,
                        Los Angeles, California, 90049

              (Address of principal executive offices) (Zip Code)

                                (310) 979-8055

             (Registrant's telephone number, including area code)

Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

--------------------------------------------------------------------------------
State issuer's revenues for its most recent fiscal year: $181,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of September 20, 2000 was equal to $74,587,500 based on the average bid and ask price of $6.75.

As of September 20, 2000, a total of 11,050,117 shares of the Registrant's Common Stock, $.03 par value, were issued and outstanding, 7,425,000 of which we dispute the issuance of to a certain entity. For a more detailed discussion of the disputed issuance see our Form 8K filed with the Securities and Exchange Commission dated September 26, 2000.

Documents Incorporated by Reference.

None.

                                  FORM 10-KSB

                             YELLOWAVE CORPORATION

                               Table of Contents

PART I                                                                      Page

Item 1.      Description of Business                                          3

Item 2.      Description of Property                                          6

Item 3.      Legal Proceedings                                                6

Item 4.      Submission of Matters to a Vote of Security Holders              7


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters         7

Item 6.      Management's Discussion and Analysis or Plan of Operation        8

Item 7.      Financial Statements                                            12

Item 8.      Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                      13


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16 (a) of the Exchange Act            13

Item 10.     Executive Compensation                                          15

Item 11.     Security Ownership of Certain Beneficial Owners and Management  17

Item 12.     Certain Relationships and Related Transactions                  18

Item 13.     Exhibits and Reports on Form 8-K                                19

             Signatures                                                      23

PART I

Item 1.  Description of business.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3 Legal Proceedings" and "Item 6. Management's Discussion and Analysis," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Yellowave Corporation (the "Company", `we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview.

In February 1999, we sold 30 retail hair salons (75% of company-owned units) to Regis Corporation. We also sold three retail stores and abandoned nine retail stores during fiscal year 1999 As of June 30, 1999, we did not own any retail stores; therefore, we were strictly a franchising operation. In March 2000, we agreed to sell our hair salon franchise assets to Regis Corporation. This transaction effectively discontinued our hair salon activities.

We are currently not engaged in any business. We are currently seeking business opportunities in the high technology industry, which we believe to hold a potential for profit. As a result, we intend to seek out the acquisition of assets, property or a business that may be beneficial to us or our stockholders. We currently have no products and offer no services.

Corporate History.

From 1955 to 2000, we engaged primarily in the franchising and ownership of retail hair salons under the name Cutco Industries. Cutco Industries, a New York corporation, was formed in 1955. On or about November 18, 1999, Cutco Industries amended its Certificate of Incorporation to change its name to Yellowave Corporation and then reincorporated as a Nevada corporation pursuant to articles of merger dated June 7, 2000. Cutco Industries is our predecessor.

Our principal offices are located at 11777 San Vicente Blvd., Suite 505, Los Angeles, California 90045, telephone (310) 979-8055.

Agreements.

On or about February 12, 1999, we sold 30 retail hair salons (75% of the Company-owned units) to Regis Corporation for $1.6 million cash and recognized a net gain of approximately $863,000. We also sold three retail stores and abandoned nine retail stores during 1999. In March 2000, we sold the hair salon franchise assets (approximately $742,000) to Regis for $3.6 million. The final payment of $300,000 was received by us on or about July, 2000. This transaction effectively discontinued our hair salon activities.

                                 RISK FACTORS

You should carefully consider the following risk factors and other information in this Form 10KSB before deciding to invest in shares of our common stock. The risk factors described below and other factors noted throughout this Form 10KSB, including certain risks and uncertainties, could cause our actual results to differ from those contained in any forward-looking statement.

Operating activities ceased since March  2000.

We have not engaged in any business operation since March 2000. In March 2000, we sold substantially all of our assets and currently we have no operating revenue. Our operations for the year ended June 30, 2000, primarily represents activity from discontinued operations through March 2000.

We rely heavily on the acquisition of assets, property or a business beneficial to us.

We have devoted all our efforts this year to various organizational activities, including our effort to acquire a suitable business. We intend to seek out the acquisition of assets, property or a business that may be beneficial to us or our stockholders. We face all of the risks inherent in a new business and those risks specifically inherent in the type of business in which we propose to engage namely, the investigation and acquisition of an interest in a business in the high technology industry. Even if we become engaged in a new business, there can be no assurance that we will be able to generate revenues or profits therefrom. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies, which have no business plan.

We are currently involved in a civil action and an arbitration proceeding.

On August 21, 2000, we commenced an action against Newtech Broadwidth Ltd ("Newtech"), Myriam Abitbol, Propser Abitbol, Jacques Ben Ezra and Benayahou Shemesh. The Court granted us a temporary restraining order based upon allegations that Defendants made misrepresentations and engaged in fraud in order to induce us to enter into a Share Purchase Agreement. Under the terms of the Agreement, Newtech agreed to sell to us all of the issued and outstanding common stock of Newtech in consideration of seventy-five percent of our Shares of common stock. The Agreement also provided for the satisfaction of certain conditions by the Defendants. It is our allegation that these conditions were not met.

On September 25, 2000 the United States Federal District Court ordered a preliminary injunction issued against the defendants barring them from exercising any management or control over us. On October 10, 2000 the District Court amended its previous Order ordering us to post a bond in the amount of $1,500,000. This claim may cause current management to lose control of Yellowave to Defendants; however, our counsel believes that we will likely prevail in this action.

On March 27, 2000, three former franchise holders of Cutco Industries instituted an action before the American Arbitration Association, New York Regional office against Cutco Industries, Inc., our predecessor and us seeking revocation of contracts; asking for damages in a sum not less than $439,576, for breaching their duties and obligations as a franchisor and selling all of our owned stores. Our counsel believes this action has little or no merit.

Such claims and any resultant litigation, might subject us to liability for damages, and even if not meritorious, could be time consuming, expensive to defend, and result in the diversion of management time and attention.

There are no assurances we will find a business opportunity and no assurances such business will be profitable.

There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may enter into a transaction with a company that is seeking to avoid the difficulties of effecting its own public offering.

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

We may lose valuable business opportunities because we have no revenue and may not be able to compete with other firms for such business opportunities.


The search for potentially profitable business opportunities is intensely competitive. We have considerable cash on hand and will be able to continue as a going concern for twelve months; however, since we currently have no operating revenue we expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than Yellowave. These competitive conditions will exist in any industry in which Yellowave may become interested.

We may sell control of Yellowave to an outside investor and current management may be replaced. In addition, your percentage ownership of Yellowave may be greatly reduced by such a transaction and you will have less voting control over Yellowave.

We may consider an acquisition in which Yellowave would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of Yellowave voting power and equity. The result of such an acquisition would be that the acquired company's stockholders and management would control Yellowave, and our management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of Yellowave by our current shareholders. In addition, our major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

We were suspended from trading on the American Stock Exchange.

Failure to develop or maintain an active trading market could negatively effect the price of our shares. Currently, our shares are suspended from trading from the American Stock Exchange. We are in the process of de-listing our shares from AMEX; however, we intend to have our shares listed on the NASD Over the Counter Bulletin Board.

The loss of the services of our chief executive officer, could prevent us from forming strategic alliances to acquire a successful business.

We are dependent on the continued employment and performance of our executive officer, Richard Arons and our Chief Operating Officer, Laura Ballegeer. The loss of either officer or their incapacity to perform their duties, would have a materially negative effect upon our activities to form strategic alliances and the prospect of acquiring a business.

Governmental regulation.

There is the possibility that a business that we may acquire in the future could be subject to governmental regulations, including environmental and taxation matters, which regulations could have a materially adverse effect on us and our stockholders.

Item 2.  Description of Property.

Our principal executive offices are located in approximately 2,560 square feet of office space located at 11777 San Vincente Boulevard, Los Angeles California under a lease expiring in September 2002. Our monthly rent is approximately $6,450. Our previous executive offices in New York are sub-leased to another company for a monthly rent of approximately $9,000 under a lease expiring in February 2002. We are currently responsible for an additional $2,000 per month.

Item 3.  Legal Proceedings.

On January 22,1998 Carolyn Ryan instituted an action venued in the Eighth Judicial District Court, Clark Couny, Nevada against Marvin Tripp and Cutco Industries, Inc. , our predecessor, seeking approximately $90,000 in damages. The plaintiff alleges damages were sustained when the defendants made misrepresentations of material facts relied upon by plaintiff in purchasing the business. Legal counsel for the Company believes that plaintiff's claims have little or no merit as against the Company.

On March 27, 2000, three former franchise holders of Cutco Industries instituted an action before the American Arbitration Association, New York Regional office against Cutco Industries, Inc., our predecessor and us seeking revocation of contracts; asking for damages in a sum not less than $439,576, for breaching their duties and obligations as a franchisor and selling all of our owned stores.

On August 21, 2000, we announced that we had obtained a temporary restraining order in the U.S. District Court for the Central District of California and commenced an action against Newtech Broadwidth Ltd ("Newtech"), Myriam Abitbol, Propser Abitbol, Jacques Ben Ezra and Benayahou Shemesh (collectively, the "Defendants"). The Court granted the temporary restraining order based upon allegations that Defendants made misrepresentations and engaged in fraud in order to induce us to enter into a Share Purchase Agreement. Under the terms of the Agreement, Newtech agreed to sell to us all of the issued and outstanding common stock of Newtech in consideration of certain shares of our common stock. The Agreement also provided for the satisfaction of certain conditions by the Defendants. It is our allegation that these conditions were not met. The civil action is also based on the Defendants' alleged fraudulent conduct in connection with the Agreement. We are currently seeking monetary damages as well as rescission of the Agreement.

         In our complaint, we asserted five claims for relief:
         o  breach of contract;
         o  fraud;
         o  rescission of the Agreement;
         o  conversion; and
         o  injunctive relief.

On September 25, 2000 the United States Federal District Court ordered a preliminary injunction issued against the defendants barring them from exercising any management or control over us. On October 10, 2000 the District Court amended its previous Order ordering us to post a bond in the amount of $1,5000,000. Our counsel advises us that there is the likelihood that we will prevail in this action. On August 23, 2000, the trading in our shares was suspended by the American Stock Exchange ("the Exchange") pending a review by the Exchange of the facts surrounding the Agreement and this litigation. For a more detailed description of this pending litigation please see our Form 8-K, which is incorporated by reference and filed with the Securities and Exchange Commission on September 26, 2000. (File No. 000-05223).

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 7, 2000 three resolutions were adopted by consent of the majority shareholders of the Company., acting pursuant to the General Corporation Law of the State of Nevada. Pursuant to the resolutions the Company:

(i) authorized the re-incorporation of the Company under the laws of the State of Nevada;

(ii) approved the Company's 1999 Stock Incentive Plan; and

(iii) approved the sale of the Company's hair care salon assets to Regis Corporation.

The board of directors solicited proxies in connection with the adoption of these resolutions and proxies were requested from our Stockholders.

Item 5.  Market for Common Equity and Related Stockholders Matters.

Market Information

         From March 31, 1998 through July 28, 2000, our common stock traded on the Over the Counter Bulletin Board; thereafter, our common stock traded for a brief period of time on the American Stock Exchange until August 23, 2000. On August 23, 2000, the trading in our shares was suspended by the American Stock Exchange. There is currently no public market for our securities. It is anticipated that we will attempt to cause our common stock to be listed or admitted to quotation on the NASD Over the Counter Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System, American Stock Exchange or regional or national exchange. The following table sets forth, on a per share basis, for the periods shown the high and low prices of the Common Stock as reported on the Over the Counter Bulletin Board up to the 4th quarter ended, June 30, 2000.

Fiscal Year 2000                                 High        Low
1st Quarter                                      3.00        .50
2nd Quarter                                      3.38       1.21
3rd Quarter                                     14.00       1.33
4th Quarter                                     15.00       2.81


Holders.

As of June 30, 2000, we had 218 holders of record not including owners whose holdings are in single accounts of clearing houses or broker nominees.

Dividends.

We have not paid any cash dividends with respect to its common stock and do not anticipate paying any cash dividends in the near future.

Sales of Unregistered Securities..

In October 1999, we sold 300,000 shares of our common stock at a price of $1.833 and 1.75, respectively, per share to two investors and received gross proceeds of $536,500.

The offers were exempt from state and federal registration pursuant to Rule 506 of Regulation D, and Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis of Operations.

This Statement contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described under the caption "Business." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. consequently, all of the forward-looking statements made in this Registration Statement are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview.

In February 1999, we sold 30 retail hair salons (75% of company-owned units) to Regis Corporation ("Regis"). We also sold three retail stores and abandoned nine retail stores during fiscal 1999 As of June 30, 1999, we did not own any retail stores and we were strictly a franchising operation. In March 2000, we agreed to sell the hair salon franchise assets to Regis . This transaction effectively discontinued our hair salon activities.

We are currently seeking, investigating, and ultimately acquiring an interest in a business with long-term growth potential in the high technology area. We currently have no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of our management.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include:

o the ability to use registered securities to make acquisition of assets or businesses;
o   increased visibility in the financial community;
o   the facilitation of borrowing from financial institutions;
o   improved trading efficiency;
o   shareholder liquidity;
o   greater ease in subsequently raising capital;
o   compensation of key employees through options stock;
o   enhanced corporate image; and
o   a presence in the United States capital market.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officers or directors, who are not professional business analysts. Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business, which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

Selection of a Business.

We anticipate that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We will seek businesses from all known sources, but will rely principally on personal contacts of our officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in our best interest.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including ours ), or any combination of these or other compensation arrangements. We shall not restrict our search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The analysis of new businesses will be undertaken by or under the supervision of officers and directors.

It is possible that we may propose to acquire a business in the development stage. A business is in the development stage if it is devoting substantially all of its efforts to establishing a new business, and either planned principal operations have not commenced or planned principal operations have commenced but there has been not significant revenue there from. Under Rule 419 the Company must acquire a business or assets for which the fair value of the business represents at least 80% of the Offering proceeds, including funds received or to be received from the exercise of warrants, less certain underwriting expenses. Accordingly, we have the ability to acquire a business in the development stage may be limited to the extent we cannot locate such businesses with fair value high enough to satisfy the requirements of Rule 419.

We shall be subject to requirements of Rule 419 and certain reporting requirements under the Exchange Act and will, therefore, be required to furnish certain information about significant acquisitions, including audited financial statements for the company(s) acquired, covering one, two, or three years, depending on the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements which meet the requirements of Rule 419 and the Exchange Act will not be appropriate for acquisition.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

Acquisition of Business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. The majority of our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without vote of our shareholders.

In connection with our acquisition of a business, our present shareholders, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of our common stock held by them at a significant premium over their original investment in us. As a result of such sales, affiliates of the entity participating in the business reorganization with us would acquire a higher percentage of equity ownership in us.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in our securities, may have a depressive effect on such market.

We may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a portion of our interest in any acquired product. There is no assurance that we will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing, and manufacturing of any products acquired.

We will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally, such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms. It should be expected that one of the conditions will be compliance with Rule 419, and reconfirmation by investors representing at least 80% of the gross proceeds of the offering.

It is anticipated that the investigation of specific businesses and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business, the failure to consummate that transaction may result in the loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and participate in additional businesses.

Operation of  Business After an Acquisition.

Our operation following an acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to predict whether we will be in control of the business or whether present management will be in control of us following an acquisition. It may be expected that the business will present various risks to investors. The specific risks of a given business cannot be predicted at the present time.

Leverage.

We may be able to participate in a business involving the use of leverage. Leveraging a transaction involves the acquisition of a business through incurring indebtedness for a portion of the purchase price of that business, which is secured by the assets of the business acquired.

One method by which leverage may be used is that we would locate an operating business available for sale and arrange for the financing necessary to purchase such business. Acquisition of a business in this fashion would enable us to participate in a larger venture that its limited funds would permit, or use less of our funds to acquire a business and thereby commit our remaining funds to the operations of the business acquired. Leveraging a transaction would involve significant risks due to the fact that the borrowing involved in a leveraged transaction will ordinarily be secured by the combined assets of us and the business to be acquired. If the combined enterprises are not able to generate sufficient revenues to make payments on the debt incurred to acquire the business, the lender would be able to exercise the remedies provided by law or by contract and foreclose on substantially all of our assets. Consequently, our participation in a leveraged transaction may significantly increase the risk of loss to us.

We cannot predict whether it will be able to locate any such business. As a general matter it may be expected that we will have few, if any, opportunities to examine businesses where leveraging would be appropriate.

Even if we are able to locate a business where leveraging techniques may be used, there is no assurance that financing for the acquisition will be available or, if available, on terms acceptable to us. Lenders from which we may obtain funds for purposes of a leveraged buy-out may impose restrictions of the future borrowing, dividend, and operating policies. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact on us.

Results of Operations

Year Ended June 30, 2000
 versus year Ended June 30, 1999

Operations.

         The Company discontinued its hair salon business in March 2000 with the sale of its franchising operations for $3.6 million. Such sale resulted in a gain on disposition of discontinued franchise assets of $2.9 million.

         The loss from continuing operations decreased 12% in fiscal 2000 to $452,171. Such decrease was due to greater investment income and lower personnel costs in fiscal 2000 as compared to fiscal 1999. The operating income from discontinued operations was $825,000 in fiscal 1999 as compared with $148,000 in fiscal 2000 due to the partial year operation of company-owned stores and full year franchising operations during the fiscal year ended June 30, 1999.

         The overall result of the above operations is a increase in net income from $775,000 to $1,504,000 in fiscal 2000 and an increase in fully-diluted earnings per share from $.28 to $.49 ($.67 in fiscal 2000 discontinued operations).

Year Ended June 30, 1999
 versus year Ended June 30, 1998

Operations.

         In fiscal 1999, revenues from Company-owned salon operations, discontinued in March 2000, decreased as compared to the prior year. The decrease in revenues was mainly attributable to the sale, closure or abandonment of all Company-owned stores during fiscal 1999 for a net gain of $753,756. As of June 30, 1998, there were 40 Company-owned salons. During fiscal 1999, the Company-owned stores contributed a $129,000 operating loss.

         Royalties and service fees decreased by 19% in fiscal 1999, as compared to fiscal 1998. This decrease is due to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (191 at June 30, 1998 and 160 at June 30, 1999) from non-renewal of franchise agreements, as well as lease terminations in franchised salons. The Company granted one new franchise in 1998. These operations were discontinued in March 2000.

         In fiscal 1999, total selling, general and administrative expenses decreased by 22%, or $477,000, from $2,170,000 in fiscal 1998. The decreases were mainly due to lower lease occupancy and payroll costs.

         Other income increased from $123,000 in fiscal 1998 to $217,000 in fiscal 1999. The increases resulted from contractual payments due from certain licensees and increased investment income.

Liquidity and Capital Resources.

         The company's assets increased from $3.1 million to $4.8 million. This $1.7 million increase results principally from the investment of $3.3 million deposit received in March 2000 for the sale of franchising operations and $536,000 sale of common stock, offset by a $1,385,000 loan made in August 1999 to a related party.

         The Company's obligations increased by $750,000 in fiscal 2000 and it repurchased approximately $1 million of outstanding common stock for retirement purposes. As of June 30, 2000, working capital was $3.8 million (4.73 ratio) as compared to $3 million (10.74 ratio) as of June 30, 1999.

         In October 2000, the Company was required to post a $1.5 million bond in connection with the "Newtech" litigation. Such bond will be represented by a certificate of deposit acquired by the company and liquidity will be significantly reduced.

         The Company's management anticipates that available cash resources will be sufficient to operate the company in the next twelve months. It also anticipates a merger or acquisition of an operating business entity during fiscal 2001.

Item 7.  Financial Statements.

The response to this item is incorporated by reference to pages F-1 through F-17 herein.

                    YELLOWAVE CORPORATION AND SUBSIDIARIES
                      YEARS ENDED JUNE 30, 1999 AND 2000


                      FINANCIAL STATEMENTS AND REPORT OF
                              INDEPENDENT AUDITOR

                         REPORT OF INDEPENDENT AUDITOR

Board of Directors
Yellowave Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Yellowave Corporation and Subsidiaries as of June 30, 1999 and June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yellowave Corporation and Subsidiaries as of June 30, 1999 and June 30, 2000 and the consolidated results of operations and cash flows for each year then ended, in conformity with generally accepted accounting principles.



                                          Jay J. Shapiro, CPA
                                          a professional corporation


Encino, California
September 19, 2000

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                            JUNE 30, 1999 AND 2000

                                    ASSETS

                                                      1999          2000
                                                      ----          ----
Current assets:
  Cash and cash equivalents                       $ 1,528,108     $ 1,752,047
  Marketable securities                               844,903       1,192,600
  Notes receivable - Regis corporation                109,859         300,000
  Notes and accounts receivable                                     1,535,000
  Assets of discontinued operations                   665,002
                                                  ------------    ------------

              Total current assets                  3,147,872       4,779,647

Property:
  Furniture, fixtures and equipment                         0          21,990

  Less: accumulated depreciation                            0          (5,000)
                                                  ------------    ------------
                                                            0          16,990

Other assets:
  Deposits                                                  0           6,790
                                                  ------------    ------------

                                                  $ 3,147,872     $ 4,803,427
                                                  ============    ============





                                  (Continued)

                See notes to consolidated financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                            JUNE 30, 1999 AND 2000

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        1999            2000
                                                        ----            ----
Current Liabilities:
  Accounts payable and accrued expenses             $   233,123     $   173,403
  Income taxes payable                                   31,558         800,000
                                                    ------------    ------------

      Total current liabilities                         264,681         973,403
                                                    ------------    ------------

Deposits payable                                                         35,867


      Total liabilities                                 264,681       1,009,270

Commitments and contingencies (Notes 4,5,6,8,& 10)

Stockholders' equity:
  Common stock, $.03 par value; authorized
     50,000,000 shares, issued and outstanding
     5,850,618 and 2,564,486 shares in 1999 and
     2000, respectively                                 195,021          85,400

  Additional paid-in capital                          4,275,725         310,224
  Retained earnings                                   1,894,037       3,398,533
                                                    ------------    ------------
                                                      6,364,783       3,794,157
                                                    ------------    ------------
Less common stock held in treasury, at cost,
  3,309,243 shares                                   (3,481,592)              0
                                                    ------------    ------------

      Total stockholders' equity                      2,883,191       3,794,157
                                                    ------------    ------------

                                                    $ 3,147,872     $ 4,803,427
                                                    ============    ============


                See notes to consolidated financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                            YEAR ENDED DECEMBER 31

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   1999 2000
                         ----------------------------

                                                           1999         2000
                                                           ----         ----
Revenues:
  Investment income                                   $   121,530   $   134,700
  Miscellaneous income                                     95,182        46,650
                                                      ------------  ------------
                                                          216,712       181,350

Costs and expenses:
  Selling, general and administrative expenses           (978,007)     (887,521)
                                                      ------------  ------------

Loss before income taxes - Continuing Operations         (761,295)     (706,171)
                                                      ------------  ------------
Income tax benefit                                        244,000       254,000
                                                      ------------  ------------

Loss - Continuing Operations                             ($517,295)   ($452,171)

Income from Discontinued Operations including
  gain on disposition of $753,756 and $2,858,052 and
  less  income tax provisions of $286,308 and
  $1,050,000 in 1999 and 2000, respectively              1,292,362    1,956,667
                                                      ------------  ------------
Net Income                                            $    775,067  $ 1,504,496
                                                      ============= ============
  Basic net (loss) per common share -
    Continuing Operations                             $      (0.21) $     (0.19)
                                                      ============= ============
  Basic net income per common share -
    Discontinued Operations                           $       0.53  $      0.81
                                                      ============= ============
                                                      $       0.32  $      0.62
                                                      ============= ============

  Diluted net (loss) per share -
    Continuing Operations                             $      (0.21) $     (0.15)
                                                      ============= ============

  Diluted net income per common share -
    Discontinued Operations                           $       0.49  $      0.64
                                                      ============= ============
                                                      $       0.28  $      0.49
                                                      ============= ============


                See notes to consolidated financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY

                       YEAR ENDED JUNE 30, 1999 AND 2000




                                   Common Stock           Additional                          Treasury Stock
                                 -----------------          Paid-in         Retained          --------------
                               Shares          Amount       Capital         Earnings      Shares         Amount          Total
                               -----           ------       -------         --------      -------        ------          ------
Balance at
June 30, 1998               5,651,118         188,371     4,185,250        1,118,970     3,309,243     (3,481,592)      2,010,999

Options exercised             199,500           6,650        90,475                                                        97,125

Net Income                                                                   775,067                                      775,067
                           -----------     -----------  ------------      ------------  ----------    ------------    -----------

Balance at
June 30, 1999               5,850,618      $  195,021   $ 4,275,725       $1,894,037     3,309,243    ($3,481,592)    $ 2,883,191
                           ===========     ===========  ============      ===========   ===========   ============    ============

Purchase of shares
by Company                                                                                 276,889     (1,130,030)     (1,130,030)

Retirement of shares       (3,586,132)       (118,621)   (4,493,001)                    (3,586,132)     4,611,622               0

Issuance of new shares        300,000           9,000       527,500                                                        536,500

Net Income                                                                 1,504,496                                     1,504,496

                           -----------     -----------  ------------      -----------   ----------    ------------    -----------
Balance at
June 30, 2000               2,564,486      $   85,400   $   310,224       $3,398,533             0              0     $  3,794,157
                           ===========     ===========  ============      ===========   ===========   ============    ============



                See notes to consolidated financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            JUNE 30, 1999 AND 2000



                                                                                                       1999             2000
                                                                                                       ----             ----
Cash flows from operating activities:
  Net income                                                                                      $    775,067       $  1,504,495
                                                                                                  -------------      -------------
  Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
      Depreciation and amortization                                                                          0              5,000
  Changes in operating assets and liabilities, net of discontinued operations:
      Gain on disposal of discontinued assets                                                         (753,756)        (2,858,052)
      Notes and accounts receivable                                                                                      (340,141)
      Deposits                                                                                                             (6,790)
      Accounts payable and accrued expenses                                                           (130,100)           (59,720)
      Accrued and withheld taxes, other than income taxes                                              (64,956)                 0
      Income taxes payable                                                                               6,485            768,442
      Deposits payable                                                                                       0             35,867
      Assets of discontinued operations                                                                420,446            243,028
                                                                                                  -------------      -------------
                                                                                                      (521,881)        (2,212,366)
                                                                                                  -------------      -------------

      Net cash provided (used) by operating activities                                                 253,186           (707,871)
                                                                                                  -------------      -------------

Cash flows from investing activities:

  Purchase of property and equipment                                                                    (2,474)           (21,990)
  Purchase of marketable securities                                                                   (691,527)        (1,198,600)
  Proceeds from sale of discontinued operations                                                      1,125,000          3,300,000
  Loan made - note receivable from related party                                                             0         (1,385,000)
  Sale of marketable securities                                                                              0            830,930
                                                                                                  -------------      -------------
     Net cash provided by investment activities                                                   $    430,999       $  1,525,340
                                                                                                  =============      =============


                See notes to consolidated financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            JUNE 30, 1999 AND 2000




                                                                                    1999                2000
                                                                                    ----                ----
Cash flows from financing activities:
  Principal payments on loans                                                        (6,860)                    0
  Exercise of stock options                                                          97,125                     0
  Purchase of common stock                                                                0            (1,130,030)
  Sale of common stock                                                                    0               536,500
                                                                                 -----------          ------------
     Net cash used in financing activities                                           90,265              (593,530)
                                                                                 -----------          ------------

     Net increase in cash and cash equivalents                                      774,450               223,939

  Cash and cash equivalents, beginning of year                                      753,658             1,528,108
                                                                                 -----------          ------------

  Cash and cash equivalents, end of year                                         $1,528,108           $ 1,752,047
                                                                                 ===========          ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                                                            0                     0
                                                                                 -----------          ------------

      Income taxes                                                                  $11,200               $62,000
                                                                                 -----------          ------------

Non-cash investment and financing activities:
  Notes and accounts receivable received in connection
    with disposition of assets                                                   $  153,000           $   300,000
                                                                                 ===========          ============


                See notes to consolidated financial statements

                    YELLOWAVE CORPORATION AND SUBSIDIAIRES

                   NOTES TO CONSLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1999 AND 2000



     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF BUSINESS

         Yellowave Corporation and three inactive subsidiaries (the "Company") were primarily engaged in the operation and franchising of hair care salons. As more fully described in Note 2, during the years ended June 30, 1999 and 2000, the Company-owned or retail store operations were sold, closed, or abandoned and all remaining hair salon operations including franchising were discontinued as March 31, 2000. During fiscal 2000, the Company sought investment opportunities in high technology industries. The Company does not anticipate that any business operation will develop unless, and until, it acquires or merges with an operating company.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Yellowave Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

         INVESTMENTS IN MARKETABLE SECURITIES

         Investments in marketable securities, which are classified as "trading", are reported at fair market value, at June 30, 1999 and 2000:

                                              1999          2000
                                              ----          -----
            U.S. Treasury Notes             $397,529     $        0
            Mutual Funds                           0        445,600
            Common Stocks                    447,374              0
            Debt Securities                                 747,000
                                            --------     ----------
                                            $884,903     $1,192,600
                                            ========     ===========

          As of June 30, 1999, fair market value approximated cost. An unrealized loss of $6,000 was established as of June 30, 2000.

         STOCK SPLIT

         The Company has effectively split the stock 3 for 1 as of June 30, 2000. All share amounts included in financial statement have been so restated.

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1999 AND 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T):

      PROPERTY

      Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over their estimated useful lives (generally 5 years on a straight-line basis).

      REVENUES

      During fiscal 1999, income form sales of franchises is recognized when the Company has substantially fulfilled its related obligations under the franchise agreement. Until such time, fees are deferred, net of related direct cost. Royalties from franchisees are reported as revenue as the fees are earned and become receivable from the franchisee.

      INCOMES TAXES

      For Fiscal 1999, deferred income taxes are recognized for temporary differences between financial statements and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards, for which income tax expenses or benefits are expected to be realized in future years. A valuation allowance has been established to reduce such deferred tax assets as it is more likely than not that such assets will not be realized. For fiscal 1999 and 2000, a $154,000 and $244,000 tax benefit was allocated to the loss from continuing operations. There were no deferred taxes in fiscal 2000.

      EARNINGS PER SHARE

      For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings Per Share" which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic EPS excludes common stock equivalents and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (2,430,000 for 1999 and 2,409,000 shares for 2000.) Diluted EPS reflects the potential dilution that could occur if common stock equivalents such as stock options were exercised. The effect of stock options on the calculation of earnings per common share resulted in 2,613,000 and 3,039,000 weighted shares for 1999 and for 2000, respectively.

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                    NOTES CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1999 AND 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T):

      STOCK-BASED COMPENSATION PLANS

      The Company maintains two stock option plans, as more full described in
      Note 6 to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation."

      STATEMENT OF CASH FLOWS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      BUSINESS CONCENTRATIONS AND FINANCIAL INSTRUMENTS

      Financial instruments which subject the Company to concentration of credit risk consisted primarily of accounts and notes receivable relating to the Company's franchising operations. The Company's principal financial instruments now consist of investments in marketable securities, and accounts and notes receivable. The Company believes that the carrying amount of such instruments approximates fair value.

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

      In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 133/137 "Accounting for Derivative Instruments and Hedging Activities". The Company operates within one business segment and no source of Other Comprehensive Income or hedging activities. These statements have no material impact on our consolidated financial position, results of operations of cash flows.

                    YELLOWAVE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1999 AND 2000

2.    DISCONTINUED OPERATIONS:

      In February 1999, the Company sold 30 retail hair salons (75% of company-owned units) to Regis Corporation ("Regis") for $1.6 million cash and recognized a net gain of approximately $863,000. In addition, the Company sold three retail stores and abandoned nine retail stores during fiscal 1999. resulting in a net loss of approximately $109,244. As of June 30, 1999, the Company did not own any retail stores and was strictly a franchising operation. Such retail stores with approximate net book value of $1.2 million were sold, closed or abandoned during 1999.

      In March 2000, the Company agreed to sell the hair salon franchise assets (approximately $742,000) to Regis for $3.6 million. The final payment of $300,000 was received in July 2000 and the Company realized $2.9 million gain as of June 30, 2000. This transaction effectively discontinued the Company's hair salon activities and resulted in disposal of all operating assets.

      As of June 30, 1999, assets of discontinued operations were $665,002 consisting principally of notes receivable from franchisees (see Note 3) and fixed assets in the New York office.

3.   NOTES AND ACCOUNT RECEIVABLE:

     Notes and accounts receivable consist of the following:

                                                 1999               2000
                                                 -----              ----

   Notes receivable (see Note 9)              $  205,894          $1,385,000
   Accounts receivable                           242,429             150,000
                                              -----------         -----------

   Less allowance for doubtful accounts
     and notes                                  (125,000)
                                              -----------         -----------

                                              $  323,323           1,535,000
                                              -----------         -----------

   Notes receivable, non-current, net            504,329
   Less allowance for doubtful notes            (246,095)
                                              -----------         -----------

   Notes receivable, non-current, net         $  258,234                   0
                                              -----------         -----------
                                              $  581,557          $1,535,000
                                              ===========         ===========
4.    STOCK OPTIONS:

      The Company has incentive stock option plans, as amended, which is referred to as the 1990 Plan. The exercise price of options granted under the plan shall not be at less than fair value at date of grant. Subject to termination of employment, options granted expire up to ten years from date of grant, and are non-transferable other than on death. Options become exercisable at the rate of twenty-five percent per year, commencing with the date of grant. Options for person who attain fifteen years of service with the Company are fully exercisable on the date granted.

                      YELLOWAVE CORPORATION AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 2000

4.    STOCK OPTIONS (CON'T):

      The following summarizes the changes in options outstanding under the Company's 1990 and 1999 stock options plans for the two years ended June 30, 1999:


                                                                                                     Weighted
                                                                                                     Average

                                                             Number              Option              Exercise
                                                             Of Shares           Price               Price
                                                             --------------- --- ----------------    ----------------

   Outstanding at June 30, 1998                               324,000            $0.41 - 1.00        $0.56

   Exercised                                                 (199,500)           $0.41 - 1.00        $0.57
   Canceled                                                  (124,500)           $0.41 - 1.00        $0.57
                                                             ---------           ------------

   Outstanding at June 30, 1999                                     0
   Granted                                                    180,000            $1.05               $1.05

                                                             ---------           -------------
   Outstanding at June 30, 2000                               180,000            $1.05               $1.05
                                                             =========
                                                                                 --------------
   Option exercisable at June 30, 2000(Note 10)               180,000            $1.05               $1.05
                                                             ==========
   Options exercisable at June 30, 1999                             0            $0.41 - 1.00        $0.57
                                                             ==========          =============


      The Company has a incentive stock option and non-qualified stock option plan referred to as the 1999 Plan. The plan provides for "cash-less" exercise by use of options previously granted. The 1999 Plan consists of 1,200,000 shares and its fiscal 2000 activities are as follows:



                                                                                                    Weighted
                                                                                                    Average
                                                             Number              Option             Exercise
                                                             Of Shares           Price              Price
                                                             ---------           -------            ---------

   Granted                                                   1,095,000           $0.95 - 5.50        $1.30
                                                             ----------          ------------        -----

   Outstanding at June 30, 2000                              1,095,000           $0.95 - 5.50        $1.30
                                                             ==========          ============        ======

   Options exercisable at June 30, 2000(Note 10)             1,095,000           $0.95 - 5.50        $1.30
                                                             ==========          ============

      On July 18, 2000, all outstanding options issued by both 1990 and 1999 Plans were exercised and 1,060,211 shares of common stock was issued as part of the Newtech transaction (Note 10). Also, 75,000 options from the 1999 Plan were cancelled in September 2000.

                      YELLOWAVE CORPORATION AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 2000

4.    STOCK OPTIONS (CON'T):

      The Company has 150,000 special options at $2.66 outstanding at June 30, 2000 as a result of a purchase of 150,000 shares at $1.83 per share in October 1999.

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards to officers and employees under these plan consistent with the methodology prescribed by SFAS No. 123, the Company's reported net (loss) would be reduced to the pro forma amount indicated below for the years ended June 30, 1999 and 2000:

                                                            1999      2000
                                                            ----      ----
    Net loss from continuing operations:
      As reported                                        ($517,295) ($452,171)
      Pro forma                                          ($512,000) ($950,000)

    Diluted loss per share per continuing
      operations:
      As reported                                           ($0.21)    ($0.15)
      Pro forma                                             ($0.21)    ($0.22)


      These pro forma amounts may not be representative of future disclosures since the estimated fair values of stock options would be amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30, 1999 and 2000: expected volatility of 30%; risk-free interest rate of 5.7%: and expected term of 5 years for both years, and no dividend yield.

      The have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different form those of traded options, and because changes in the subjective assumptions can materially affect the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                      YELLOWAVE CORPORATION AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 2000


5.    INCOME TAXES:

      The Company and its subsidiaries file a consolidated Federal income tax return and separate state and local returns. Income tax expense for the years ended June 30, 1999 was composed of various state and local taxes. For fiscal 2000, the Company owes California franchise taxes and has fully utilized its federal net operating loss carryforward. The reasons for the difference between the total tax provision and the amount computed by applying the statutory Federal income tax rate to the income before income taxes are as follows:


                                                                                         June 30,
                                                                                 -------------------------
                                                                                 1999                2000
                                                                                 ----                ----
    Expected tax provision                                                    $ 263,500           $ 821,400
    State and local income taxes, net of
       Federal income tax benefit                                                32,000             136,000
    Decrease in valuation allowance                                            (110,000)                  0
    Utilization of net operating loss                                          (125,192)           (161,400)
    Other                                                                       (18,000)                  0
                                                                              ----------          ----------
                                                                              $  42,308           $ 796,000
                                                                              ==========          ==========

    Federal                                                                   $       0           $ 587,000
    State and Local                                                              42,308             209,000
                                                                              ----------          ----------
    Total Expense                                                             $  42,308           $ 796,000
                                                                              ==========          ==========

      Deferred tax assets as of June 30, 1999, which related to the assets of discontinued operations, was comprised of the following:

                                                               1999
                                                               -----
   Gross deferred tax assets
     Bad debt reserves                                       $126,000
     Net operating loss carryforward                          312,000
     Tax credits                                               52,000
     Other                                                          0
                                                             ---------
                                                              490,000

   Valuation allowance                                       (490,000)
                                                             ----------
     Net deferred tax assets                                        0
                                                             =========

                      YELLOWAVE CORPORATION AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 2000

6.    COMMITMENTS:

      The approximate net minimum rental payments under non-cancelable operating leases related to corporate and franchise operations having an initial or remaining term of more than one year as of June 30, 1999 was $780,000. After the March 2000 disposal of franchising operations, the Company commitments were substantially reduced and of June 30, 2000, the approximate minimum net rentals are:

                       Year
                       ----
                       2001                     106,400
                       2002                     108,000
                       2003                      19,200
                                                -------
                       Total                   $233,600
                                               ========


      The following is a schedule of approximate rental expense (net of sublease rental income) for the years ended June 30, 1999 and 2000:

                                                       1999         2000
                                                       ----         ----
      Minimum rentals                              $   941,000    $  40,702
      Percentage rentals, real estate taxes        $    90,000    $       0
                                                   -----------    ---------

                                                   $ 1,031,000    $  40,702
                                                   ===========    =========
7.    OTHER INCOME:

      Miscellaneous income for fiscal 1999 includes $45,000 in closing credit adjustments.

8.    LITIGATION:

      The Company is involved in various lawsuits (see Note 10) and there are claims pending against the Company which management considers incidental to normal operations. The legal responsibility and financial impact with respect to such lawsuits and claims, including a $50,000 bond presently reflected in accounts receivable, cannot presently be determined. Management, after review, including consultation with counsel, considers that any ultimate liability which would be likely to arise from these lawsuits and claims would not materially affect the financial position or results of operations of the Company. However, there can be no assurance that these matters can be disposed of without such a material affect on the Company.

                      YELLOWAVE CORPORATION AND SUBSIDARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 2000

9.    SHERA CORPORATION AND RELATED PARTY TRANSACTIONS:

      a) In August 1999, the two controlling stockholders ("Former Stockholders") sold their 35% interest (900,000 common shares) in the Company to Shera Corp. ("Shera"), a Nevada Corporation for $1.2 million in cash. In addition, These Former Stockholders were given termination payments of $100,000 and consulting agreements at $48,000 each. General and administrative costs in fiscal 2000 include $264,000 of the payments.

          The President of Shera became the Company's new Chairman and Chief Executive Officer under a three-year employment agreement with annual compensation of $192,000. In addition, he received 180,000 options under the 1990 Plan at $3.00 exercise price and 300,000 options at $1.05 exercise price under the 1999 Plan (See Note 4).

      b) In August 1999, the Company entered into a loan agreement with Shera which provides for a loan of $1,385,000 for a period of one year. The loan was extended to February 15, 2001. The loan bears monthly interest at the rate of 9.50% per annum with principal due at maturity. The loan is collateralized with a certificate of deposit ($1.4 million) owned by Shera. The President of Shera resigned as Chief Executive Officer of the Company.

      c) In September 2000, the new Chief Executive Officer of the Company received $262,500 in exchange for the cancellation of 150,00 shares of common stock, 75,000 special options and 75,000 options granted under the 1999 Plan.

10.   NEWTECH TRANSACTIONS:

      a) The Company entered into an agreement on July 5, 2000 with Newtech Broadwidth Ltd. ("Newtech") to acquire Newtech's holdings of four Israeli companies and their respective technologies. As part of the agreement, the Company issued 7,425,000 common shares to Newtech for all the outstanding stock of Newtech. Also pursuant to the agreement, Company management received a consulting fee of $375,000 and was allowed immediate vesting and exercise of all outstanding options (1,240,000 shares) as of July 5, 2000.

      b) The Company did not received the required consideration or any shares in Newtech and has initiated litigation in U.S. District Court alleging breach of contract, fraud, rescission, conversion and injunctive relief. Counsel has advised the Company that there is a substantial likelihood that it will prevail on the merits in this matter. The Company will post a $1.5 million bond by investment in a certificate of deposit.

      c) If the above transactions took place as of June 30, 2000, the diluted net income per share would be reduced from $.49 to $.26 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 10, 1998, our Board of Directors approved the selection of Nussbaum Yates & Wolpow, P.C. ("NY&W") as its new independent auditors. On the same date, NY&W accepted such appointment. The Company had not previously consulted with NY&W regarding any accounting matters.

On September 14, 1999 in connection with our planned relocation of its offices to California, we terminated NY&W as its independent auditors. NY&W had reported on our financial statements for the year ended June 30, 1998. NY&W's report did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with NY&W on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of NY&W would have caused NY&W to make reference to the subject matter of such disagreements in connection with its report for the year ended June 30, 1998 or any subsequent interim period prior to its termination on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of NY&W would have caused NY&W to make reference to the matter to the matter in their reports. The Company believes, and it has been advised by NY&W that it concurs in such belief, that in connection with incomplete audits of the Company's financial statements for each of the two fiscal years ended June 30, 1998 and 1999, and subsequent thereto, the Company and NY&W. On September 14, 1999, our Board of Directors approved the selection of Jay J. Shapiro, CPA, a Professional Corporation ("Shapiro") as its independent auditor. On that date, Shapiro accepted such appointment.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Ron Oren., an officer of the Company, did not timely file a Form 3 in September of 1999. Laura Ballegeer, an officer of the Company, did not timely file a Form 3 in September of 1999. Shera Corporation, an affiliate of the corporation did not timely file a Form 3 in September of 1999. The Oren Family Trust, an affiliate of the Company did not timely file a Form 3 in September of 1999. Simchia Oren, an affiliate of the Company did not file a Form 3 in September of 1999.

The failure of the reporting persons to report was inadvertent and has been corrected on a Form 3 filed on October 7, 2000.

                            Directors and Officers

The following table sets forth certain information concerning each of our directors and officers as of June 30, 2000:

Name                                Age            Position

Richard Arons                       52             President, CEO and a Director

Laura Ballegeer                     30             Secretary, COO and a Director

Ron Oren                            42             Director

Eileen Hastings                     44             Director

Nir Natan                           46             Director

Kelmon Winograd                     62             Director

Richard Arons.

Richard Arons has been our President, CEO and a Director since [Biography] discuss experience within the last 5 years.]

Laura Ballegeer.

Laura Ballegeer has been the Secretary and a Director of ours since August 2, 1999. For more than 5 years, she has been a private investor engaged in real estate transactions for her own account. Ms. Ballegeer has also managed investments for a limited number of private investors.

Ron Oren.

Ron Oren was our former President, CEO and Chairman. He resigned July, 2000 as an officer but remains a director.

Richard Arons

Has been our President since November 1, 1999. He is a graduate of Wharton. Mr. Arons is an attorney and enterpreneur engaging in oil and gas investments.

Eileen Hastings

Has a degree in Philosophy from UCLA as well as a degree in Art.

Nir Natan

For more than ten years Mr. Natan has used his expertise in high technology and telecommunication to write for Israel's leading business newspaper, Globes, as a west coast correspondence.

Kelmon Winograd

Is a successful business investor in real estate as well as investing and dealing in art, coins, stamps and manages his own portfolio investment in equities.

Item 10. Executive Compensation.

The following table shows information regarding compensation for services rendered in all capacities to us during the fiscal years ended June 30, 1998, 1999 and 2000, to the three highest paid persons who are, or at some point during the fiscal year ended June 30, 2000 were, officers or directors of ours (being the only such persons whose aggregate annual compensation exceeds $100,000).

                          SUMMARY COMPENSATION TABLE


Annual Compensation                 Long-Term Compensation

                                                       Other Annual    Restricted     Securities
Name and Principal                                                       Stock      Underlying  LTIP               All Other
                        Year   Salary(1)  Bonus        Compensation     Awards     Options/SARs Payouts          Compensation
                        ----   ---------  -----        ------------     ------     ------------ ---------        ------------

Richard Arons          2000       $60,000   -0-              -0-          -0-          75,000     -0-
CEO

Ron Oren
Director(4)(5)         2000      $192,000   -0-              -0-          -0-         780,000     -0-

Don Vonliebermann,
President(2)(4)        2000       $17,696   -0-            148,000
                       1999      $202,000   -0-              -0-          -0-           -0-       -0-
                       1998      $202,000   -0-              -0-          -0-           -0-       -0-

Laura Ballegeer(4)     2000       $90,000   -0-              -0-          -0-         420,000     -0-

Marvin W. Marcus

                       2000       $17,696   -0 -           148,000
(2) (3) (4)            1999      $202,000   -0-              -0-          -0-           -0-       -0-
                       1998      $202,000   -0-              -0-          -0-           -0-       -0-


(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.

(2) Messrs. Marcus and VonLiebermann resigned as an officers, directors and employee of us effective August 2, 1999. Each of them was paid his annual salary at the rates set forth above through such date, as well as termination of employment payments of $100,000 each and payments in connection with consulting agreements of $48,,000 each.

(3) Does not include $16,200, $32,400 and $32,400 paid to the accounting firm of Gettry, Marcus, Stern & Lehrer, CPA, P.C. (formerly known as Gettry, Marcus & Co.), in which Mr. Marcus is a principal, for services rendered by the firm during the fiscal years ended June 30, 2000, 1999 and 1998, respectively, in the preparation of federal, state and local tax returns and performance of other accounting services for us and our subsidiaries, inclusive of disbursements.

(4) We provided and maintained automobiles for use by Marvin W. Marcus and Don vonLiebermann in connection with our business during each of fiscal years 1998 and 1999. The aggregate annual cost to us for these automobiles in each year was approximately $47,000. In the fiscal year 2000 Laura Ballegeer and Ron Oren were provided with an allowance of $18,000 for automobiles. To the extent these automobiles were used for other than our business, the cost of rental and maintenance may be considered compensation to the above-named individuals. No value for personal use of automobiles by such individuals has been included in the aggregate remuneration table set forth above.

(5) From August 2,1999 until November 1,1999 Mr .Oren was President, Chief Executive Officer and Chairman. On November 1, 1999 he resigned as President and Chief Executive Officer but remained as a director.

Stock Option Plans.

We have two stock option plans for our officers, directors and employees. One plan was adopted on November 15, 1990 (the "1990 Plan")and the other plan was adopted by the Board of Directors on August 2, 1999 (the "1999 Plan"). On August 2, 1999, options to purchase 180,000 shares of common stock under the 1990 Plan and 300,000 shares under the 1999 Plan were granted to Ron Oren and options to purchase 150,000 shares under the 1999 Plan were grated to Laura Ballegeer. The exercise price of these options was $1.00 per share. Adoption of the 1999 Plan must be approved by the shareholders on June 7, 2000.

Options granted under the Plans to employees may be either incentive stock options or non-qualified stock options at the discretion of the Board. Options granted under the Plans to non-employee directors must be non-qualified stock options. Non-qualified stock options are not intended to qualify for incentive stock option plan treatment.

The Plans give sole discretion to the Board to grant options to purchase our common stock at not less than the market value of the shares on the date of grant. Options granted under the Plans must expire no later than ten years (five years, if the grantee is a director or holder of 10% of the voting stock of the Company), after the date of grant.

         Options/ SAR Grants in Last Fiscal Year. The following table sets forth certain information with respect to option or SAR grants during the fiscal year ended June 30, 2000 to the named executive officers.

--------------------------------------------------------------------------------------------------------------------

                                                 Percent of Total
                        Number of Securities    Options Granted to
                         Underlying Options     Employees in Fiscal  Exercise or Base Price
         Name              Granted                 Year                  ($.SH)             Expiration Date
--------------------------------------------------------------------------------------------------------------------
Ron Oren                       780,000                  61%                   $1.30         December 31, 2005
--------------------------------------------------------------------------------------------------------------------
Laura Ballegeer                420,000                  33%                   $1.30         December 31, 2005
--------------------------------------------------------------------------------------------------------------------
Richard Arons                  75,000                   6%                    $1.30         December 31, 2005
--------------------------------------------------------------------------------------------------------------------

Aggregated Options/SAR Exercises Year-end Table. During the fiscal year ended June 30, 2000, none of the named executive officers exercised any options/SARs issued by Yellowave. The following table sets forth information regarding the stock options held as of June 30, 2000 by the named executive officers.

--------------------------------------------------------------------------------------------------------------------
                         Number of Securities Underlying Unexercised          Value of Unexercised In-the-Money
                              Options at Fiscal Year-End                         Options at Fiscal Year End
--------------------------------------------------------------------------------------------------------------------

         Name                 Exercisable           Unexercisable           Exercisable           Unexercisable
--------------------------------------------------------------------------------------------------------------------
Ron Oren                       780,000                    0                      0                       0
--------------------------------------------------------------------------------------------------------------------
Laura Ballegeer                420,000
--------------------------------------------------------------------------------------------------------------------
Richard Arons                  75,000
--------------------------------------------------------------------------------------------------------------------

Directors' Compensation

Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performance of their duties. A fee of $300 per meeting is paid to non-employee members of the Board for attendance in person at Board meetings.

Item 11. Security Ownership of Certain Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of September 20, 2000, the number and percentage of outstanding shares of common stock beneficially owned by each person who beneficially owns:

o   more than 5% of the outstanding shares of our common stock;
o   each of our officers and directors; and
o   all of our officers and directors as a group.

Except as otherwise noted, the persons named in this table, based upon information provided by these persons, have sole voting and investment power with respect to all shares of common stock owned by them. Unless otherwise indicated, the address of each beneficial owner is c/o Yellowave Corporation 11777 San Vicente Blvd., Suite 505, Los Angeles, California, 90049. The following percentages is based on a total of 11,050,117 shares of the Registrant's Common Stock, $.03 par value on September 20, 2000, 7,425,000 of which we dispute the issuance of to a certain entity. For a more detailed discussion see our Form 8K filed with the Securities and Exchange Commission dated September 26, 2000, which is incorporated by reference to this Form 10KSB.


NAME AND ADDRESS                    AMOUNT AND NATURE OF                   PERCENT
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)                OF CLASS
-------------------                 ----------------------                  --------

                             SOLE VOTING AND     SHARED VOTING AND
                             INVESTMENT POWER     INVESTMENT POWER
                             ----------------    -----------------
Richard Arons                   21,000                21,000                   .1%
11777 San Vicente Blvd.
Los Angeles, CA 90049

Ron Oren(2)                     711,789              1,851,453                16.75%
11777 San Vicente Blvd.
Los Angeles, CA 90049


Oren Family Trust(2)             - 0 -                790,822                  7.15%
P.O. Box 16001
Beverly Hills, CA 90209


Shera Corp. (2)                 790,822                 -0-                    7.15%
9461 Charleville Blvd.
Suite 546
Beverly Hills, CA 90212

Simcha Oren(3)                    - 0 -                790,822                 7.15%
9641 Charleville Blvd.
Suite 546
Beverly Hills, CA 90212

Laura Ballegeer (4)              348,842                1,851,453              16.75%
11777 San Vicente Blvd.
Los Angeles, CA 90049

All officers and
directors as a group
(3 persons)                    1,081,631                1,872,453              16.94%

Newtech Broadwith Ltd.         7,425,000(5)                 -0-                67.19

(1) Each named person or group is deemed to be the beneficial owner of securities. Laura Ballegeer has disclaimed any beneficial ownership of Shera Corps' 790,000 shares.

(2) Ron Oren is the Trustee of the Oren Family Trust which is the sole shareholder of Shera Corp. He is also the husband of Laura Ballegeer.

(3) Simcha Oren is the mother of Ron Oren and is the sole beneficiary of the Oren Family Trust.

(4)  Laura Ballegeer is the wife of Ron Oren

(5) The ownership of these shares by Newtech Broadwith Ltd. Is disputed by the Company. For a more detailed discussion see our Form 8K filed with the Securities and Exchange Commission dated September 26, 2000, which is incorporated by reference to this Form 10KSB.

Item 12. Certain Relationships and Related Transactions and Subsequent Events.

We paid during $ 16,200 during the fiscal year 2000 to Gettry, Marcus, Stern & Lehrer, CPA, P.C., a New York City accounting firm in which Marvin Marcus, a former shareholder, director and executive officer of ours is a partner.

On August 11, 1999, we made a loan to Shera Corp., an affiliate of ours in the face amount of $1,385,000, due in one year with interest at eight percent (8%) per annum. The loan is secured by 700,000 shares of stock of the Company pursuant to an extension with us the interest was renewed and changed to 9.5% and secured by a $1.4 million CD.

Shera Corp. purchased 900,822 shares of our common stock at a purchase price of $1.33 from our former President and Chairman respectively, Don vonlieberman and Marvin Marcus. Shera Corp. also obtained an option to purchase 75,000 shares from Don vonleiberman, a former officer of ours, which option was exercised in March, 2000.

On July 2000, Shera Corp. also executed an agreement with the Naftali Family Trust to sell 180,000 shares of our common stock at a purchase price of $8.00 per share.

We believe that all of our transactions set forth above with persons affiliated with us were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Transactions with Management.

Employment Agreements

Each of Messrs. Marcus and vonLiebermann had entered into Employment Agreements with us dated October 15, 1998, and amended April 1, 1999. Those Agreements provided for annual salaries of $184,500 for Mr. Marcus and $210,000 for Mr. vonLiebermann. The Employment Agreements were terminated as of August 2, 1999, in connection with the sale of Mr. Marcus and Mr. vonLeibermann of shares of our common stock owned or controlled by them to Shera Corp. Upon termination of employment they were each paid a termination fee of $100,000 and consulting fees of $48,000.

Effective August 2, 1999, we entered into Employment Agreements with Ron Oren and Laura Ballegeer, providing for annual salaries to them of $192,000 and $77,000, respectively. The Employment Agreements also contain customary provisions relating to payment or reimbursement of expenses, disability, non-competition, confidentially and termination.

In August 1999, the two controlling stockholders, Marvin W. Marcus and Don vonLeibermann sold their 35% interest (900,000 common shares) in us to Shera Corp., a Nevada Corporation for $1.2 million in cash. In addition, the former Stockholders were given termination payments of $100,000 and consulting agreements at $48,000 each. General and administrative costs in fiscal 2000 include $276,000 of the payments.

The President of Shera, Ron Oren became our new Chairman and Chief Executive Officer under a three-year employment agreement with annual compensation of $192,000. In addition, he received 180,000 options under the 1990 Plan at a $1.05 exercise price, 300,000 options at a $1.05 exercise price, and 300,000 options at a $1.56 exercise price under the 1999 Plan.

In August 1999, we entered into a loan agreement with Shera which provides for a loan of $1,385,000 for a period of one year. The loan was extended to February 15, 2001. The loan bears monthly interest at the rate of 9.50% per annum with principal due at maturity. The loan is collateralized with a certificate of deposit ($1.4 million) owned by Shera.

In September 2000, our Chief Executive Officer received $262,500 in exchange for the cancellation of 150,000 shares of common stock 75,000 special options and 75,000 options previously granted under our 1999 Plan.

Item 13. EXHIBITS AND REPORTS ON FORM 8K

a)       Financial Statements:
         Independent Auditor's Reports                                 F-1, 2
         Balance Sheets                                                F-3-4
         Statements of Operations                                      F-5
         Statements of Stockholders' Equity (Deficit)                  F-6
         Statements of Cash Flows                                      F-7-8
         Notes to Financial Statements                                 F-9-17

b)       Current Reports on Form 8K

On September 26, 2000, the Company filed a report on Form 8-K relating to: (a) litigation instituted by the Company against Newtech Broadwidth, Ltd., Myriam Abitbol, Prosper Abitbol, Jacques Ben Exra and Benyahou Shemesh; and (b) AMEX suspending trading in the Company's stock pending a review of AMEX of the facts surrounding the litigation.

On September 22, 1999, the Company filed a report on Form 8-K relating to the Company terminating Nussbaum, Yates & Wolpon, P.C. as the independent auditors for the Company.

On June 7, 2000 the Company filed a report on Form 8-K relating to sale of substantially all of its assets to a subsidiary of Regis Corporation.

c)       Exhibits.

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

3.1 The Registrant's Restated Certificate of Incorporation is incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 filed on October 25, 1968 (File No. 2-30569).

3.2               A Certificate of Amendment to the Registrant's
                  Certificate of Incorporation, dated October 26, 1981, is incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for its 1982 fiscal year.

3.3 A Certificate of Amendment to the Registrant's Certificate of Incorporation, dated December 6, 1983, is incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1983.

3.4 A Certificate of Amendment to the Registrant's Certificate of Incorporation, dated December 21, 1987 is incorporated by reference to Exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for its 1988 fiscal year.

3.5 A Certificate of Change to the Registrant's Certificate of Incorporation, dated November 10, 1993, is incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994.

3.6 Certificate of Merger of CutCo Holdings Corp. into the Registrant dated June 11, 1987 is incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for its 1987 fiscal year.

3.7 Agreement and Plan of Merger dated December 30, 1986 by and among the Registrant, CutCo Holdings Corp. and CutCo Merger Corp. is incorporated by reference to
                  Exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for its 1987 fiscal year.

3.8 The Registrant's By-laws, as amended to date are incorporated by reference to Exhibit
                  3.1.3 to the Registrant's Annual Report on
                  Form 10-K for its 1990 fiscal year.

3.9* Articles of Incorporation and Articles of Merger of Yellowave Corp. of New York into Yellowave Corp. of Nevada.

3.10* Certificate of Amendment changing name of our predecessor, Cutco Industries, Inc. into Yellowave Corporation.

10.1 The Registrant's form of franchise agreement for use in the United States is incorporated by reference to
                  Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the 1995 fiscal year.

10.2.1 The Registrant's 1987 Stock Option Plan is incorporated by reference to Exhibit B to the Registrant's Proxy Statement dated October 23, 1987, and mailed to shareholders on or about that date in connection with the Registrant's annual meeting of shareholders held on December 3, 1987.

10.2.2 The Registrant's 1990 Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated December 3, 1990, and mailed to shareholders on or about that date in connection with the Registrant's annual meeting of shareholders held on January 11, 1991.

10.4 Employment Agreement dated as of April 24, 1991 between the Registrant and Marvin W. Marcus, as amended by letter dated May 15, 1992 is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the 1992 fiscal year.

10.4.1 Employment Agreement dated as of April 24, 1991 between the Registrant and Don vonLiebermann, as amended by letter dated May 15, 1992 is incorporated by reference to Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the 1992 fiscal year.

10.4.2 Employment Agreement dated as of April 24, 1991, between the Registrant and Michael Kramer, as amended by letter dated May 15, 1992, is incorporated by reference to Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K for the 1992 fiscal year.

10.5 Letter agreement dated June 22, 1994, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Marvin W. Marcus, is incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the 1994 fiscal year.

10.5.1 Letter agreement dated June 22, 1994, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Don vonLiebermann, is incorporated by reference to
                  Exhibit 10.6.1 to the Registrant's Annual Report on Form 10-K for the 1994 fiscal year.

10.5.2 Letter Agreement dated June 22, 1994, amending Employment Agreement as of April 24, 1991 between the Registrant and Michael Kramer, is incorporated by reference to Exhibit
                  10.6.2 to the Registrant's Annual Report on Form 10-KSB for the 1994 fiscal year.

10.6 Letter agreement dated as of August 14, 1996, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Marvin W. Marcus.

10.6.1 Letter agreement dated as of August 14, 1996, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Don vonLiebermann.

10.6.2 Letter agreement dated as of August 14, 1996, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Michael Kramer.

10.7 Letter agreement dated as of July 27, 1998, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Marvin W. Marcus.

10.7.1 Letter agreement dated as of July 27, 1998, amending Employment Agreement dated as of April 24, 1991 between the Registrant and Don vonLiebermann.

10.7.3 Agreement for Purchase and Sale of Assets dated as of February 12, 1999, between Regis Corporation and Registrant is incorporated by reference to Exhibit 7.1 to the Registrant's Current Report on Form 8-K for an Event of March 3, 1999.

10.8.1 Letter Agreement dated August 2, 1999 between the Registrant and Marvin Marcus terminating Employment Agreement.

10.8.2 Letter Agreement dated August 2, 1999 between the Registrant and Don vonLiebermann terminating
                  Employment Agreement.

10.8.3 Consulting Agreement dated August 2, 1999 between Registrant and Don vonLiebermann.

10.8.4 Consulting Agreement dated August 2, 1999 between Registrant and Marvin Marcus.

10.8.5            Employment Agreement dated August 2, 1999 between
                  Registrant and Ron Oren.

10.8.6 Employment Agreement dated August 2, 1999 between Registrant and Laura Ballegeer.

10.8.7* Agreement for Purchase and Sale of Assets among Cuto Acquisition Corp., Cutco Salon Inc. and Yellowave Corporation.

10.8.8* Repurchase Agreement dated May 10, 2000 between Registrant and Richard Arons.


27*               Financial Data Schedule

* Filed herewith with this Form 10KSB

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2000                                 YELLOWAVE CORPORATION.

                                               BY: /s/ Richard Arons
                                                   ---------------------------
                                                       Richard Arons
                                                       President & CEO


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities, and on the dates, indicated:

SIGNATURES                        TITLES                            DATE

/s/ Richard Arons                 President & CEO              October 13, 2000
--------------------
Richard Arons


/s/ Laura Ballegeer               Secretary & COO              October 13, 2000
--------------------
Laura Ballegeer

/s/ Ron Oren                      Director                     October 13, 2000
--------------------
Ron Oren

/s/ Eileen Hastings               Director                     October 13, 2000
--------------------
Eileen Hastings

/s/ Nir Natan                     Director                     October 13, 2000
--------------------
Nir Natan

/s/ Kelmon Winogard               Director                     October 13, 2000
--------------------
Kelmon Winogard