Form 10QSB
period 2000-09-30
YELLOWAVE CORP
filed 2000-11-20
CIK 26379

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000               Commission file number 0-5223


                              YELLOWAVE CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                             11-1771806
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 11777 San Vicente Blvd, Los Angeles, California               90049
 -----------------------------------------------            ----------
     (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code     (310) 979-8055
                                                             --------------

         Check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            /X/ Yes        / / No

As of November 10, 2000, a total of 10,900,117 shares of the registrants common stock, $.03 par value, were issued and outstanding, which common stock the registrants disputes the issuance of 7,425,000. For a more detailed discussion see our Form 8K filed with the Securities and Exchange Commission dated September 26, 2000.

                              YELLOWAVE CORPORTION

                                   FORM 10-QSB

                                      INDEX

                                                                                Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

               Accountants' Report                                              1

               Consolidated Balance Sheets -
               September 30, 2000 and June 30, 2000(Audited)                    2 - 3

               Consolidated Statements of Operations -
               Three Months Ended September 30, 2000 and 1999                   4

               Consolidated Statement of Shareholders
               Equity - Three Months Ended September 30, 2000                   5

               Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 2000 and 1999                   6

               Notes to Unaudited Consolidated
               Financial Statements                                             7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations               8


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                              9
         Item 2. Changes in Securities and Use of Proceeds
         Item 3. Defaults in Senior Securities
         Item 4. Submission of Matters to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K                               9



SIGNATURES                                                                      10


                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                      September 30          June 30
                                                          2000                2000
                                                          ----                -----
                                                      (unaudited)           (audited)
Current assets:
         Cash and cash equivalents                     $ 1,639,248         $ 1,752,047
         Marketable securities                             454,751           1,192,600
         Prepaid legal costs (Note 2)                      100,000
         Accounts receivable                               160,000             450,000
         Notes receivable - related party                1,385,000           1,385,000
                                                       -----------         -----------
                           Total current assets          3,738,999           4,779,647
                                                       -----------         -----------
Property and equipment:
         Furniture, fixtures and equipment                  21,990              21,990
         Less accumulated depreciation                      (6,000)             (5,000)
                                                       -----------         -----------
                                                            15,990              16,990
                                                       -----------         -----------
Other assets:
         Deposits                                            6,790               6,790
                                                       -----------         -----------
                                                             6,790               6,790
                                                       -----------         -----------
                                                       $ 3,761,779         $ 4,803,427
                                                       ===========         ===========




                                   (Continued)

                   See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30       June 30
                                                                         2000             2000
                                                                         ----             ----
                                                                     (Unaudited)        (Audited)

Current liabilities:
         Accounts payable and accrued expenses                          122,000           173,403
         Income taxes payable                                           800,000           800,000
                                                                     ----------        ----------
                           Total current liabilities                    922,000           973,403
                                                                     ----------        ----------
         Security deposit payable                                        35,867            35,867
                                                                     ----------        ----------
         Total liabilities                                              957,867         1,009,270
                                                                     ----------        ----------


Shareholders' Equity (Note 2):
         Common stock, $.033 par value, authorized 50,000,000
          shares issued and outstanding 2,564,486 and
          10,900,117 shares for September 30, 2000 and
          June 30, 2000 respectively                                    115,450            85,400
         Additional paid-in capital                                      17,674           310,224
         Retained earnings                                            2,670,769         3,398,533
                                                                     ----------        ----------
                                                                      2,803,893         3,794,157
                                                                     $3,761,779        $4,803,427
                                                                     ==========        ==========






                   See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------
                                                               2000                 1999
                                                               ----                 ----
Revenues:
         Investment income                                       69,507              30,197
         Other income (loss)                                      4,604              (6,308)
                                                            -----------         -----------
                                                                 74,111              23,889
                                                            -----------         -----------
Cost and expenses:
         Depreciation                                            (1,000)             (2,033)
         Newtech transaction (Note 2)                          (585,000)                  0
         General and administrative expenses                   (223,075)           (384,827)
                                                            -----------         -----------
                                                               (809,075)           (386,860)
                                                            -----------         -----------
Loss before income taxes - Continuing Operations               (734,964)           (362,971)
Income taxes                                                       (800)             (2,093)
                                                            -----------         -----------
Loss - Continuing Operations                                   (735,764)           (365,064)
Income - Discontinued Operations                                  8,000              69,029
                                                            -----------         -----------
Net Loss                                                       (727,764)           (296,035)
                                                            -----------         -----------

Loss per common share - Basic
         Continuing Operations                                   ($0.07)             ($0.13)
         Discontinued Operations                                   0.00               $0.03
                                                            -----------         -----------
                                                                 ($0.07)             ($0.10)
                                                            -----------         -----------
Weighted average number of common shares outstanding         11,000,000           2,900,000
                                                            -----------         -----------





                   See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                             Additional
                                        Common              Stock              Paid-In             Retained
                                        Shares              Amount             Capital             Earnings             Amount
                                        ------              ------             -------             --------             ------
Balance at July 1, 2000                2,564,486         $    85,400         $   310,224         $ 3,398,533         $ 3,794,157

Newtech transaction (Note 2)           7,425,000

Exercise of stock options              1,060,631              35,000             (35,000)

Retirement of shares at $1.75           (150,000)             (4,950)           (257,550)                               (262,500)
per share


Net Loss                                                                                            (727,764)           (727,764)
                                       ---------         -----------         -----------         -----------         -----------

Balance at September 30
 2000 (unaudited)                     10,900,117         $   115,450         $    17,674         $ 2,670,769         $ 2,803,893
                                      ==========         ===========         ===========         ===========         ===========










                   See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                          2000                1999
                                                                                          ----                ----

Cash flows from operating activities:
         Net loss                                                                     ($  727,764)        ($  296,035)
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
             Depreciation                                                                   1,000               2,033
             Changes in operating assets and liabilities, net of effect of acquisition and sale:
                  Loss on marketable securities                                                 0             (18,000)
                  Accounts receivable                                                     300,000                   0
                  Accounts payable and accrued expenses                                   (51,403)            (79,891)
                  Prepaid legal costs                                                    (100,000)                  0
                  Discontinued Assets                                                           0             (79,968)
                  Income taxes payable - Discontinued operations                                0             (31,558)
                  Other                                                                     9,981              12,416
                                                                                      -----------         -----------
         Net cash (used) by operating activities                                         (588,148)           (455,003)
                                                                                      -----------         -----------
Cash flows from investing activities:
            Decrease in marketable securities                                             737,849             844,903
            Increase in notes receivable                                                        0          (1,126,766)
                                                                                      -----------         -----------
         Net cash (used) provided in investing activities                                 737,849            (281,863)
                                                                                      -----------         -----------
Cash flows from financing activities:
             Acquisition of treasury stock                                               (262,500)            (30,386)
                                                                                      -----------         -----------
         Net cash (used) financing activities                                            (262,500)            (30,386)
                                                                                      -----------         -----------
         Increase (decrease) in cash and cash equivalents                                (112,799)           (767,252)
         Cash and cash equivalents at beginning of period                               1,752,047           1,528,108
                                                                                      -----------         -----------
             Cash and cash equivalents at end of period                               $ 1,639,248         $   760,856
                                                                                      -----------         -----------
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
             Interest                                                                           0                   0
                                                                                      -----------         -----------
             Income taxes                                                                       0         $    45,000
                                                                                      -----------         -----------
         Common shares issued for:
             Exercise of options                                                        1,060,631                   0
                                                                                      -----------         -----------
             Newtech transaction (Note 2)                                               7,425,000                   0
                                                                                      ===========         ===========



                   See notes to unaudited financial statements

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

1.  Notes to financial statements (Unaudited).

The unaudited financial statements of Yellowave Corporation ("Yellowave, we, our or us") have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes as of June 30, 2000 included in the Yellowave's Annual Report on Form 10-KSB for the Yellowave's fiscal year then ended.

2. Newtech transaction.

Yellowave entered into an agreement on July 5, 2000, with Newtech Broadwidth Ltd. ("Newtech") to acquire Newtech's disputed holdings in four Israeli technology companies. As per the agreement, Yellowave issued 7,425,000 common shares for all of the outstanding stock of Newtech and Yellowave management received consulting fees of $325,000 and was allowed immediate vesting and exercise of all outstanding common stock purchase options for 1,060,631 shares of common stock. Yellowave disputes the issuance of the 7,425,000 shares of common stock to Newtech.

Yellowave did not receive the required consideration from Newtech and initiated litigation alleging: breach of contract, fraud, rescission and injunctive relief. Counsel has advised Yellowave that there is a substantial likelihood that it will prevail on the merits in this matter. Given the above, Yellowave incurred consulting fees, legal costs and corporate costs associated with this transaction of $585,000.

The financial statements do not reflect the $245,000 par value associated with the 7,425,000 shares of Newtech, which are currently in dispute.

3. Subsequent events.

Yellowave posted a bond of $1.5 million in October 2000 pursuant to the Newtech litigation mentioned above.

Ron Oren resigned as an officer and director of Yellowave effective, October 31, 2000. Mr. Oren returned a $250,000 consulting fee he received as part of the Newtech transaction and was paid one year compensation of $192,000 as provided in the termination provision of his employment agreement.

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

We are currently not engaged in any business. We are currently seeking business opportunities believed to hold a potential for profit. As a result, we intend to seek out the acquisition of assets, property or a business that may be beneficial to us or our stockholders. We have not identified a specific business area of direction in the high technology industries that we will follow; however, no principal operation has yet commenced. We currently have no products and offer no services.

Corporate History.

From 1955 to 2000, we engaged primarily in the franchising and ownership of retail hair salons under the name Cutco Industries. Cutco Industries, a New York corporation, was formed in 1955. On or about November 18, 1999, Cutco Industries amended its Certificate of Incorporation to change its name to Yellowave Corporation and then reincorporated as a Nevada corporation pursuant to Articles of merger dated June 7.2000. Cutco Industries is our predecessor. Our principal offices are located at 11777 San Vicente Blvd., Suite 505, Los Angeles, California 90045, telephone (310) 979-8055.

Three Months Ended September 30, 2000 as compared to the three months, ended September 30, 1999

Liquidity and capital resources.

Cash and cash equivalents were $1,639,248 at September 30, 2000, as compared to $1,752,047 at June 30, 2000. As of September 30, 1999, and September 30, 2000,
Yellowave sold marketable securities of approximately $825,000 and $738,000, respectively.

Yellowave had a current ratio of 4 to 1 at September 30, 2000, as compared to 7 to 1 at September 30, 1999.

At September 30, 2000 commitments for capital expenditures and other investments did not exceed $20,000. Yellowave believes its cash resources and liquidity are adequate for its present short and long-term business requirements.

In August 1999, Yellowave made a $1,385,000 loan with a one year maturity to a related party. The loan was renewed to February 16, 2001 and a certificate of deposit was received as collateral. In September 2000, Yellowave acquired 150,000 shares of common stock previously owned by a related party for $262,500.

Results of operations.

In the three months ended September 30, 1999, there were no revenues from Yellowave-owned salon operations and approximately $440,000 in franchising revenues. As of March 31, 2000, Yellowave decided to discontinue all hair salon activities and sold its franchising operations to Regis Corporation for a $2.8 million gain. Yellowave collected the final payment of $300,000, from Regis Corporation, in July 2000.

Inflation has not materially affected the Yellowave's revenues and income during the past two fiscal years.

Investment income increased 39,000 (100%) from comparable 1999 quarter due to higher yields on greater amounts invested as of September 30, 2000.

In the three month period ended September 30, 1999, General and administrative expenses were comparable to the same period ended September 30, 2000. First quarter 1999 reflected $296,000 in compensation paid to former management and the quarter ended September 30, 2000 reflects approximately $200,000 in additional legal and corporate expenses related to the Newtech transaction.

                Special Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-QSB about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should" and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2000. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

o general economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; change in political, social and economic conditions;

o success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;
o availability, terms and deployment of capital;
o costs and other effects of legal and administrative proceedings;
o dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;
o development risks; risks relating to the availability of financing; and
o other factors referenced in this Report and the Form 10-KSB, as amended.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     Part II

                                Other Information

Item 1.  Legal Proceedings

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

Item 2:  Changes in Securities and Use of Proceeds

None

Item 3:  Defaults in Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K


         (a) Financial data schedule

         (b) Current reports on Form 8K

         On September 26, 2000, the Yellowave filed a report on Form 8-K relating to: (a) litigation instituted by the Yellowave against Newtech Broadwidth, Ltd., Myriam Abitbol, Prosper Abitbol, Jacques Ben Ezra and Benayahou Shemesh; and (b) AMEX suspending trading in the Yellowave `s stock pending a review of AMEX of the facts surrounding the litigation; and (c) a three for two stock split that would have distributed on August 31, 2000 has been delayed.

                     YELLOWAVE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          YELLOWAVE CORPORATION

                          (Registrant)

                          /s/ Laura Ballegeer
                          --------------------------------
                          Laura Ballegeer
                          Chief Operating Officer, Chief Financial Officer & Secretary
                          (duly authorized officer)



DATE:    November 20, 2000