Form 10KSB/A
period 2000-06-30
YELLOWAVE CORP
filed 2000-11-27
CIK 26379

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                               AMENDMENT NO. 1


 [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required]


                    For the fiscal year ended June 30, 2000


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

Overview.


In February 1999, we sold 30 retail hair salons (75% of company-owned units) to Regis Corporation. We also sold three retail stores and abandoned nine retail stores during fiscal year 1999. As of June 30, 1999, we did not own any retail stores; therefore, we were strictly a franchising operation. In March 2000, we agreed to sell our hair salon franchise assets to Regis Corporation. This transaction effectively discontinued our hair salon activities.


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

                                 RISK FACTORS

You should carefully consider the following risk factors and other information in this Form 10KSB before deciding to invest in shares of our common stock. The risk factors described below, and other factors noted throughout this Form 10KSB, including certain risks and uncertainties, could cause our actual results to differ from those contained in any forward-looking statement.

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


We are currently involved in civil actions and an arbitration proceeding.

Item 3.  Legal Proceedings.

On January 22, 1998 Carolyn Ryan instituted an action venued in the Eighth Judicial District Court, Clark County, Nevada against Marvin Tripp and Cutco Industries, Inc., our predecessor, seeking approximately $90,000 in damages. The plaintiff alleges damages were sustained when the defendants made misrepresentations of material facts relied upon by plaintiff in purchasing the business. Legal counsel for the Company believes that plaintiff's claims have little or no merit as against the Company.


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

Results of Operations

Year Ended June 30, 2000
 versus year Ended June 30, 1999



         Total revenues of $6,213,116 in 1999 decreased to $898,000 in fiscal 2000, due to the Companies decision to discontinue its hair salon operations and no company-owned sales in fiscal 2000.

         Direct costs of revenues of $4,453,000 in 1999 decreased to $201,500 in 2000 and the 1999 gross profit contribution of $1,760,116 decreased 60% to $696,500 in fiscal 2000 because of the Companies decision to discontinue all hair salon activities.

         Total selling general and administrative expenses of $1,912,674 in 1999 decreased to $1,425,870 in fiscal 2000. Such decrease resulted from cost savings program instituted by management which was offset by additional costs of $275,000 for the disposal of discontinued operations.

         The Company discontinued its hair salon business in March 2000 with the sale of its franchising operations for $3.6 million. Such sale resulted in a gain on disposition of discontinued franchise assets of $2.9 million as compared to the disposal of company-owned stores in fiscal 1999 for a $754,000 gain.

         The loss from continuing operations decreased 12% in fiscal 2000 to $452,171. Such decrease was due to greater investment income and lower personnel costs in fiscal 2000 as compared to fiscal 1999. The operating income from discontinued operations was $825,000 in fiscal 1999 vs. $148,000 in 2000 is due to the partial year operation of company-owned stores and full year franchising operations during the fiscal year ended June 30, 1999.

         The overall result of the above operations is an increase in net income from $775,000 to $1,504,000 in fiscal 2000 and an increase in fully-diluted earnings per share from $.28 to $.49 ($.67 in fiscal 2000 discontinued operations).

Liquidity and Capital Resources

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

Year Ended June 30, 1999
 versus year Ended June 30, 1998


Results of Operations

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

         Royalties and service fees decreased by 19% in fiscal 1999, as compared to fiscal 1998. This decrease is due to a decline in the number of franchised hair salons. The number of franchised hair salons has been steadily decreasing for several years (191 at June 30, 1998 and 160 at June 30, 1999) from non-renewal of franchise agreements, as well as lease terminations in franchised salons. The Company granted its final franchise in 1998. These operations were fully discontinued in March 2000.

         In fiscal 1999, total selling, general and administrative expenses decreased by 22%, or $477,000, from $2,170,000 in fiscal 1998. This decrease was mainly due to lower lease occupancy and payroll costs.

         Other income increased from $123,000 is fiscal 1998 to $217,000 in fiscal 1999. The increase resulted from contractual payments due from certain licensees and increased investment income.


Liquidity and Capital Resources


         Cash and cash equivalents were $1,528,000 at June 30, 1999 as compared to $754,000 at June 30, 1998. In addition, the Company had marketable securities of $845,000 at June 30, 1999, as compared to $153,000 at June 1998. In fiscal 1999, the primary source of the Company's liquidity and capital resources were provided by operating activities of $253,000, as compared to $5O,OOO in fiscal 1998.

         The Company had a current ratio of 10.74 at June 30, 1999, as compared to 2.59 at June 30, 1998. Subsequent to June 30, 1999, the Company sold its marketable securities and made a $1,385,000 loan at 8% to Shera Corp., a related party. Such loan is now collateralized by a certificate of deposit.

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
                                                             ==========          ============


      On July 18, 2000, all outstanding options issued by both 1990 and 1999 Plans were exercised and 1,060,631 shares of common stock was issued as part of the Newtech transaction (Note 10). Also, 75,000 options from the 1999 Plan were cancelled in September 2000.

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


      c) In September 2000, the new Chief Executive Officer of the Company received $262,500 in exchange for the cancellation of 150,000 shares of common stock, 75,000 special options and 75,000 options granted under the 1999 Plan.


10.   NEWTECH TRANSACTIONS:


      a) The Company entered into an agreement on July 5, 2000 with Newtech Broadwidth Ltd. ("Newtech") to acquire Newtech's holdings of four Israeli companies and their respective technologies. As part of the agreement, the Company issued 7,425,000 common shares to Newtech for all the outstanding stock of Newtech. Also pursuant to the agreement, Company management received a consulting fee of $375,000 and was allowed immediate vesting and exercise of all outstanding options (1,060,631 shares) as of July 5, 2000.


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

10.8.7* Agreement for Purchase and Sale of Assets among Cuto Acquisition Corp., Cutco Salon Inc. and Yellowave Corporation.

10.8.8* Repurchase Agreement dated May 10, 2000 between Registrant and Richard Arons.


27*               Financial Data Schedule

* Filed herewith with this Form 10KSB

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has caused this Form 10KSB Amendment
No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 22, 2000                     YELLOWAVE CORPORATION.

                                           BY: /s/ Laura Ballegeer
                                               ---------------------------
                                                   Laura Ballegeer
                                                   COO & Secretary
                                                   (duly authorized
                                                   representative
                                                   of registrant)



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities, and on the dates, indicated:




SIGNATURES                        TITLES                            DATE

/s/ Richard Arons                 President & CEO             November 22, 2000
--------------------
Richard Arons


/s/ Laura Ballegeer               Secretary & COO             November 22, 2000
--------------------
Laura Ballegeer

/s/ Ron Oren                      Director                    November 22, 2000
--------------------
Ron Oren

/s/ Eileen Hastings               Director                    November 22, 2000
--------------------
Eileen Hastings

/s/ Nir Natan                     Director                    November 22, 2000
--------------------
Nir Natan

/s/ Kelmon Winogard               Director                    November 22, 2000
--------------------
Kelmon Winogard