Form 10QSB
period 2000-12-31
XOLOGIC INC
filed 2001-03-01
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OR 1934


        For Quarter Ended December 31, 2000Commission file number 0-5223


                              XOLOGIC, INCORPORATED
    ________________________________________________________________________
             (Exact name of registrant as specified in its charter)


             Nevada                                      11-1771806
  _____________________________________________________________________________
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)



     11777 San Vicente Blvd, Los Angeles, California            90049
      _____________________________________________________________________
        (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code(310) 979-8055
                                  _____________

                              YELLOWAVE CORPORATION

                                  (Former name)

*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes X     No
                                     ____     ____


Number  of  common  shares   outstanding   at  February  9,  2001  is  3,475,117
Transitional Small Business Disclosure:
                                     Yes        No X
                                     ____       ____


                              XOLOGIC INCORPORATED

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

               Accountants' Report                                             1

               Consolidated Balance Sheets -
               December 31, 2000 and June 30, 2000(Audited)                    2

               Consolidated Statements of Operations -
               Six Months Ended December 31, 2000 and 1999                     3

               Consolidated Statements of Operations-
               Three Months Ended December 31, 2000 and 1999                   4

               Consolidated Statement of Shareholders
               Equity - Six Months Ended December 31, 2000                     5

               Consolidated Statements of Cash Flows -
               Six Months Ended December 31, 2000 and 1999                     6

               Notes to Unaudited Consolidated
               Financial Statements                                            7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8 - 13


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                            14

         Item 2. Changes in Securities and Use of Proceeds                    15

         Item 3. Defaults Upon Senior Securities                              15

         Item 4. Submissions of Matters to a Vote of Security Holders         15

         Item 5. Other Information                                            15

         Item 6. Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                    15

                         INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet, statement of operations, stockholders' equity and cash flows of XOLOGIC INCORPORATED and subsidiaries (the "Company") as of December 31, 2000, and for the three-month and six month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Jay J. Shapiro, CPA P.C.

February 27, 2001
Encino, California

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     December 31           June 30
                                                                         2000                2000
                                                                     (unaudited)          (audited)
Current assets:
         Cash and cash equivalents                                    $1,582,751         $1,752,047
         Marketable securities (cost $232,000)                           217,012          1,192,600
         Prepaid expenses, taxes and miscellaneous receivables            96,375                  0
         Notes and accounts receivable, net                              100,000            450,000
         Note receivable - related party                               1,385,000          1,385,000
                                                                    ------------       ------------

                           Total current assets                        3,381,138          4,779,647
Property and equipment:                                             ------------       ------------
         Furniture, fixtures and equipment                                21,990             21,990
         Less accumulated depreciation                                   (8,000)             (5,000)
                                                                    ------------       ------------
                                                                          13,990             16,990
Other assets:                                                       ------------       ------------
         Deposits                                                          6,790              6,790
                                                                    ------------       ------------
                                                                           6,790              6,790
                                                                    ------------       ------------
                                                                      $3,401,918         $4,803,427
                                                                    ------------       ------------

Current liabilities:
         Accounts payable and accrued expenses                            52,478            173,403
         Income taxes payable                                            675,000            800,000
                                                                    ------------       ------------
                           Total current liabilities                     727,478            973,403
                                                                    ------------       ------------
         Security deposit payable                                         35,867             35,867
                                                                    ------------       ------------
         Total liabilities                                               763,345          1,009,270
                                                                    ------------       ------------
Shareholders' Equity:
         Common stock, $.033 par value, authorized
         50,000,000 shares, issued and outstanding 3,475,117
         shares and 2,564,486 December 31, 2000 and
         June 30, 2000 respectively                                      115,450             85,400
         Additional paid-in capital                                       17,674            310,224
         Retained earnings                                             2,505,449          3,398,533
                                                                    ------------       ------------
                                                                       2,638,573          3,794,157


                                                                    $  3,401,918         $4,803,427
                                                                    ------------       ------------

                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          SIX MONTHS ENDED DECEMBER 31
                                                                            2000               1999
Revenues:
         Investment income                                                26,637             66,299
         Other income (loss)                                              62,315            (17,278)
                                                                    ------------       ------------
                                                                          88,952             49,021
                                                                    ------------       ------------
Cost and expenses:
         Depreciation                                                      3,000              3,550
         Newtech transaction (Note 2)                                    382,637                  0
         General and administrative expenses                             718,914            541,302
                                                                    ------------       ------------
                                                                       1,104,577            544,852
                                                                    ------------       ------------
Loss before income taxes - Continuing Operations                      (1,015,625)          (495,831)

Income taxes                                                             122,541             (1,000)
                                                                    ------------       ------------
Income - Continuing Operations                                          (893,084)          (496,831)

Income - Discontinued Operations,net                                           0            228,811
                                                                    ------------       ------------
Net Loss                                                                (893,084)          (268,020)
                                                                    ------------       ------------

Loss per common share - Basic
         Continuing Operations                                           ($0.30)              ($.56)
         Discontinued Operations                                            0.00               $.26
                                                                    ------------       ------------
                                                                          ($0.30)            ($0.30)
                                                                    ------------       ------------
         Weighted average number of common shares outstanding          2,900,000            894,000
                                                                    ------------       ------------

                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE MONTHS ENDED DECEMBER 31
                                                                            2000               1999
Revenues:
         Investment income                                               (42,870)            38,102
         Other income (loss)                                              27,524             17,278
                                                                    ------------       ------------
                                                                          15,346             55,380
                                                                    ------------       ------------
Cost and expenses:
         Depreciation                                                      2,000              1,775
         Newtech transaction (Note 2)                                     51,988                  0
         General and administrative expenses                             224,957            202,395
                                                                    ------------       ------------
                                                                         278,945            204,170
                                                                    ------------       ------------
Loss before income taxes - Continuing Operations                        (294,291)          (148,790)

Income taxes                                                             122,541             (1,000)
                                                                    ------------       ------------
Income - Continuing Operations                                          (171.750)          (149,790)

Income - Discontinued Operations,net                                           0            177,805
                                                                    ------------       ------------
Net Loss                                                                (171.750)          ( 28,015)
                                                                    ------------       ------------

Loss per common share - Basic
         Continuing Operations                                            ($0.06)            ($0.27)
         Discontinued Operations                                            0.00              $. 24
                                                                    ------------       ------------
                                                                          ($0.06)            ($0.03)
                                                                    ------------       ------------

Weighted average number of common shares outstanding                   2,900,000            894,000
                                                                    ------------       ------------

                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                        Additional
                                       Common            Stock              Paid-In           Retained
                                       Shares            Amount              Capital           Earnings         Amount

Balance at July 1, 2000             2,564,486        $  85,400             $310,224         $3,398,533       $3,794,157

Newtech transaction (Note 2)        7,425,000

Exercise of stock options           1,060,631           35,000              (35,000)

Retirement of shares @ $1.75         (150,000)          (4,950)            (257,550)                           (262,500)
per share

Cancellation of Newtech Shares     (7,425,000)

Net Loss - six months                                                                         (893,084)        (893,084)
------------------------------------------------------------------------------------------------------------------------



Balance at December 31,
2000 (unaudited)                  3,475,117          $115,450              $17,674         $2,505,449       $2,638,573
=========================================================================================================================

                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                              2000               1999

Cash flows from operating activities:
         Net loss          `                                               ($893,084)         ($268,020)
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
             Depreciation                                                      3,000              3,550
             Changes in operating assets and liabilities, net of effect of acquisition and sale:
                  Loss on marketable securities                                    0                  0
                  Prepaid expenses, taxes and miscellaneous receivables      (96,917)                 0
                  Deposits                                                         0              6,792
                  Accounts payable and accrued expenses                     (120,925)          (112,782)
                  Income taxes payable                                      (125,000)           (31,558)
                  Other                                                            0             (7,096)
                                                                        ------------       ------------
         Net cash (used) by operating activities                          (1,232,926)           443,269

Cash flows from investing activities:
             (Purchases) of property and equipment                                 0            (16,244)
            Decrease in marketable securities                                976,130            844,903
                          (Increase), decrease in notes receivable           350,000            294,674

            Related party                                                          0         (1,385,000)
                                                                        ------------       ------------
         Net cash used provided in investing activities                    1,326,130           (261,667)
                                                                        ------------       ------------
Cash flows from financing activities:
             Issuance of common stock                                              0            537,500
             Acquisition of treasury stock                                  (262,500)            30,386
                                                                        ------------       ------------
         Net cash provided by financing activities                          (262,500)           507,114   .
         Increase (decrease) in cash and cash equivalents                   (169,296)          (197,822)
         Cash and cash equivalents at beginning of period                  1,752,047          1,528,108
                                                                        ------------       ------------
             Cash and cash equivalents at end of period                   $1,582,751          1,330,284
                                                                        ------------       ------------
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
             Interest paid                                                         0                  0
             Income taxes                                                          0            $31,558
                                                                        ------------       ------------
         Common shares issued for:
             Exercise of options                                           1,060,631                  0
                                                                        ------------       ------------

                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1  -  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31,2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes as of June 30, 2000 included in the Company's Annual Report on Form 10-KSB for the Company's fiscal year then ended.

NOTE 2 - NEWTECH TRANSACTION

The Company entered into an agreement on July 5, 2000, with Newtech Broadwidth Ltd. to acquire its holdings in four Israeli technology companies. As per the agreement the Company issued 7,425,000 common shares for all of the outstanding stock and the Company's management received consulting fees of $325,000 and was allowed immediate vesting and exercise of options to purchased 1,060,631 shares of common stock.

The Company did not receive the required consideration and initiated litigation alleging: breach of contract, fraud, rescission and injunctive relief. The Company settled the litigation in December 2000. As part of the settlement agreement Newtech returned the 7,425,000 shares that the Company then cancelled. In connection with the Newtech transaction, the Company has incurred legal costs and corporate costs of $382,637.

Ron Oren resigned, as an officer and director, from the Company effective October 31, 2000. He returned the $250,000 consulting fee he had received as part of the transaction.

ITEM 2.                    Management's Discussion and Analysis of Operations

This statement contains forward-looking statements. The words "anticipated", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "will", "could", "may" and similar expressions are intended to identify forward-looking statements.

These statements include, among others, information regarding future operations, future capital expenditures and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including without limitation, the risks described under the caption "Business". Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Statements are qualified by the cautionary statements and there can be no assurance of the actual results or developments.

Overview.

In February 1999, we sold 30 retail hair salons to Regis Corporation ("Regis"). We also sold three retail stores and abandoned nine retail stores during fiscal 1999. As of June 30, 1999, we did not own any retail stores and we were strictly a franchising operation. In March 2000, we agreed to sell the hair salon franchise assets to Regis. This transactioneffectively discontinued our hair salon activities.

We are currently seeking, investigating and ultimately acquiring an interest in a business with long-term growth potential. We currently have no commitment or arrangement to participate in a business and cannot now predict what type of business we may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of our management.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include:


       the ability to use registered securities to make acquisition of assets or businesses;
       increased visibility in the financial community;
       the facilitation of borrowing from institutions;
       improved trading efficiency;
       shareholder liquidity;
       greater ease in subsequently raising capital;
       compensation of key employees through stock options;
       enhanced corporate image; and
       a presence in the United States capital market.

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

Results of Operations

Six Months Ended December 31, 2000 vs. December 31, 1999

In the six months ended December 31, 1999, there were no revenues from Company-owned salon operations and approximately $363,000 in franchising revenues. As of March 31, 2000, the Company decided to discontinue all hair salon activities and sold its franchising operations to Regis Corporation for a $2.8 million gain. The Company collected the final payment of $300,000, from Regis Corporation, in July 2000.

Inflation has not materially affected the Company's revenues and income during the past two fiscal years.

Investment income decreased due to securities losses from comparable 1999 second quarter.

During fiscal 2001, the Company incurred $382,637 in costs related to the Newtech transaction and related litigation.

In the six month period ended December 31, 1999, general and administrative expenses were comparable to the same period ended December 31, 2000. However the first six months 1999 reflected $296,000 in compensation paid to former management and approximately $350,000 of these costs are reflected on discontinued operations and the six months ended December 31, 2000 reflects $718,914 including approximately $100,000 of non-recurring corporate expenses. The resulting difference reflects managements cost savings program.

Liquidity and Capital Resources

Cash and cash equivalents were $1,582,751 at December 31, 2000, as compared to $1,752,047 at June 30, 2000. During the period ended December 31, 1999 and 2000, the Company sold marketable securities, for approximately $845,000 and $976,000, respectively.

The Company had a current ratio of 4.1 at December 31, 2000, as compared to 4.9 at December 31, 1999.

At December 31, 2000, commitments for capital expenditures and other investments did not exceed $20,000. The Company believes its cash resources and liquidity are adequate for at least the next twelve months.

In August 1999, the Company made a $1,385,000 loan with a one year maturity to a related party. The loan was renewed to October 31, 2001. In September 2000, the Company acquired 150,000 shares of common stock previously owned by a related party for $262,500.

PART II - OTHER INFORMATION

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

On September 25, 2000 the United States Federal District Court ordered a preliminary injunction issued against the defendants barring them from exercising any management or control over us. On October 10, 2000 the District Court amended its previous Order, ordering us to post a bond in the amount of $1,500,000. Our counsel advises us that there is the likelihood that we will prevail in this action. On August 23, 2000, the trading in our shares was suspended by the American Stock Exchange ("the Exchange") pending a review by the Exchange of the facts surrounding the Agreement and this litigation. For a more detailed description of this pending litigation please see our Form 8-K, which is incorporated by reference and filed with the Securities and Exchange Commission on September 26, 2000. (File No. 000-05223).

On December 24, 2000, we settled the litigation. As part of the settlement agreement the Defendants returned 7,425,000 of our common shares previously issued which we then cancelled.

In November we voluntarily delisted ourselves from the American Stock Exchange and our common stock is currently being quoted over the counter. We have applied to have our stock quoted on the OTCBB.

Item 2. Changes in Securities and Use of Proceeds.

In July 2000, as part of the Newtech transaction, management was allowed immediate vesting and exercise of options to purchase 1,060,031 shares of common stock. Pursuant to the stock option plan all options were exercised in a cashless transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

Ron Oren resigned, as an officer and director, from the Company effective October 31, 2000. He returned the $250,000 consulting fee he had received as part of the Newtech transaction and he was paid one year compensation ($192,000) as provided for termination of his employment agreement. Also in October 2000, Richard Arons resigned as an officer and director. -13-

Item 6.  Exhibits and Reports on Form 8-K


                      XOLOGIC INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            XOLOGIC INCORPORATED

                                                                    (Registrant)


                                                             /s/ Laura Ballegeer
                                                ________________________________
                                                                 Laura Ballegeer
                                            President, Chief Executive Officer &
                                                          Chief Fiancial Officer



DATE:    February 28, 2001