Form 10QSB
period 2001-03-31
XOLOGIC INC
filed 2001-06-01
CIK 26379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OR 1934


        For Quarter Ended March 31, 2001    Commission file number 0-5223


                              XOLOGIC, INCORPORATED
    ________________________________________________________________________
             (Exact name of registrant as specified in its charter)


               Nevada                                   11-1771806
 _______________________________________________________________________________
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


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

Number of common shares outstanding at May 7, 2001 is  3,475,117



                              XOLOGIC INCORPORATED
                                   FORM 10-QSB
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets -
               March 31, 2001 and June 30, 2000(Audited)                       3

               Consolidated Statements of Operations -
               Nine Months Ended March 31, 2001 and 2000                       4

               Consolidated Statements of Operations-
               Three Months Ended March 31, 2001 and 2000                      5

               Consolidated Statement of Stockholders
               Equity - Nine Months Ended March 31, 2001                       6


               Consolidated Statements of Cash Flows -
               Nine Months Ended March 31, 2001 and 2000                       7

               Notes to Unaudited Consolidated
               Financial Statements                                            8

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8-14




PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             14


SIGNATURES                                                                    14

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                        March 31        June 30
                                                                            2001           2000
                                                                      (unaudited)      (audited)
Current assets:
         Cash and cash equivalents                                   $   539,092      $1,752,047
         Marketable securities                                           374,200       1,192,600
         Prepaid expenses, taxes and miscellaneous receivables            43,875               0
         Notes and accounts receivable, net                              100,000         450,000
         Note receivable - related party                               1,385,000       1,385,000
                                                                      ----------      ----------
                           Total current assets                        2,442,167       4,779,647
                                                                      ----------      ----------
Property and equipment:
         Furniture, fixtures and equipment                                21,990          21,990
         Less accumulated depreciation                                    (8,000)         (5,000)
                                                                      ----------      ----------
                                                                          13,990          16,990
                                                                      ----------      ----------
Other assets:
         Deposits                                                          6,790           6,790

                                                                      $2,462,947      $4,803,427
                                                                      ----------      ----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                            52,464         173,403
         Income taxes payable                                                  0         800,000
                                                                      ----------      ----------
                           Total current liabilities                      52,464         973,403
                                                                      ----------      ----------
         Security deposit payable                                         35,867          35,867
                                                                      ----------      ----------
         Total liabilities                                                88,350       1,009,270
                                                                      ----------      ----------



Shareholders' Equity:
         Common stock, $.033 par value, authorized
         50,000,000 shares, issued and outstanding 3,475,117
         shares and 2,564,486 March 31, 2001 and
         June 30, 2000 respectively                                      115,450          85,400
         Additional paid-in capital                                       17,674         310,224
         Retained earnings                                             2,242,473       3,398,533
                                                                      ----------      ----------

                                                                       2,374,597       3,794,157


                                                                 $     2,462,947      $4,803,427
                                                                      ----------      ----------


                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      NINE MONTHS ENDED MARCH 31
                                                                       2001                 2000

Revenues:
         Investment income                                               (39,615)         94,001
Other income (loss)                                                       93,817          14,135
                                                                      ----------      ----------
                                                                          54,202         108,136
                                                                      ----------      ----------
Cost and expenses:
         Depreciation                                                      3,000               0
Newtech transaction (Note 2)                                             389,668               0
         General and administrative expenses                             950,650        (762,926)
                                                                      ----------      ----------
                                                                       1,343,318
                                                                      ----------      ----------
Loss before income taxes - Continuing Operations                      (1,289,116)       (654,790)

Income taxes                                                             133,056          (1,000)
                                                                      ----------      ----------
Income - Continuing Operations                                        (1,156,060)       (655,790)


Income - Discontinued Operations,net                                           0         708,000
                                                                      ----------      ----------
Net Loss                                                              (1,156,060)         52,210
                                                                      ----------      ----------

Loss per common share - Basic
         Continuing Operations                                            ($0.40)         ($0.26)
         Discontinued Operations                                            0.00           $0.27
                                                                      ----------      ----------
                                                                          ($0.40)          $0.01
                                                                      ----------      ----------

Weighted average number of common shares outstanding                   2,900,000       2,510,000
                                                                      ----------      ----------



                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31
                                                                      2001                  2000

Revenues:
         Investment income                                               (66,252)         27,702
         Other income (loss)                                              31,502          31,413
                                                                      ----------      ----------
                                                                         (34,750)         59,115

Cost and expenses:
         Depreciation                                                          0               0
Newtech transaction (Note 2)                                               7,031               0
         General and administrative expenses                             232,407         (66,885)
                                                                      ----------      ----------
                                                                         239,438          (7,770)
                                                                      ----------      ----------
Loss before income taxes - Continuing Operations                        (274,188)         (7,770)

Income taxes                                                              10,714          (1,000)
                                                                      ----------      ----------
Income - Continuing Operations                                          (263,474)         (6,770)

Income - Discontinued Operations,net                                           0         329,000
                                                                      ----------      ----------
Net Income (Loss)                                                       (263,474)        322,230


 Loss per common share - Basic
         Continuing Operations                                            ($0.09)          $0.00
         Discontinued Operations                                            0.00           $0.13
                                                                      ----------      ----------
                                                                          ($0.09)          $0.13
                                                                      ----------      ----------

         Weighted average number of common shares outstanding          2,900,000       2,510,000
                                                                      ----------      ----------

                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                  Additional
                                   Common           Stock           Paid-In            Retained
                                   Shares          Amount           Capital            Earnings        Amount

Balance at July 1, 2000         2,564,486        $  85,400         $310,224          $3,398,533    $3,794,157


Newtech transaction (Note 2)    7,425,000


Exercise of stock options       1,060,631           35,000          (35,000)


Retirement of shares @ $1.75     (150,000)          (4,950)        (257,550)                         (262,500)

per share

Cancellation of Newtech Shares (7,425,000)

Net Loss - nine months                                                               (1,156,060)   (1,156,060)
-------------------------------------------------------------------------------------------------------------

Balance at March 31,
 2001 (unaudited)               3,475,117         $115,450          $17,674          $2,242,473    $2,375,597
                                -----------------------------------------------------------------------------

                  See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED MARCH 31,
                                                                            2001            2000

Cash flows from operating activities:
         Net loss          `                                             ($1,156,558)     $52,210
Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
             Depreciation                                                  3,000            2,356
             Changes in operating assets and liabilities, net of effect of acquisition and sale:
         Loss on marketable securities                                       191,075            0
         Prepaid expenses, taxes and miscellaneous receivables               (96,917)    (169,139)
         Deposits                                                                  0        6,792
         Accounts payable and accrued expenses                              (256,634)    (135,383)
         Income taxes payable                                               (664,286)      30,558
Other                                                                              0       28,321
                                                                          ----------   ----------
         Net cash (used) by operating activities                          (1,927,780)    (245,401)
                                                                          ----------   ----------

Cash flows from investing activities:
            (Purchases) of property and equipment                                  0      (21,990)
            Decrease in marketable securities                                627,325      824,000
           (Increase), decrease in notes receivable                          350,000            0
            Sale of franchising business - deposit                                 0    3,300,000
            Related party                                                          0   (1,385,000)
                                                                          ----------   ----------
         Net cash used provided in investing activities                     977,325     2,717,010
                                                                          ----------   ----------
Cash flows from financing activities:
             Issuance of common stock                                             0       537,250
             Acquisition of treasury stock                                   262,500      (30,000)
         Net cash provided by financing activities                          (262,500)     507,250
                                                                          ----------   ----------
         Increase (decrease) in cash and cash equivalents                 (1,212,955)   2,978,859
         Cash and cash equivalents at beginning of period                  1,752,047    1,528,108
                                                                          ----------   ----------
             Cash and cash equivalents at end of period                   $  539,092    4,506,967
                                                                          ----------   ----------
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
             Interest paid                                                         0            0
                                                                          ----------   ----------
             Income taxes                                                    664,286      $31,558
                                                                          ----------   ----------
         Common shares issued for:
             Exercise of options                                           1,060,631            0
                                                                          ----------   ----------


                   See notes to unaudited financial statements

                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1  -  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes as of June 30, 2000 included in the Company's Annual Report on Form 10- KSB for the Company's fiscal year then ended.

NOTE 2 - NEWTECH TRANSACTION

The Company entered into an agreement on July 5, 2000, with Newtech Broadwidth Ltd. to acquire its holdings in four Israeli technology companies. As per the agreement, the company issued 7,425,000 common shares for all of the outstanding stock and the Company's management received consulting fees of $375,000 and was allowed immediate vesting and exercise of all options to purchase 1,060,631 shares of common stock.

The Company did not receive the required consideration and initiated litigation alleging: breach of contract, fraud, rescission and injunctive relief. The Company settled the litigation in December 2000. As part of the settlement agreement, Newtech returned 7,425,000 shares that the Company then cancelled. In connection with the Newtech transaction, the Company has incurred legal costs and corporate costs of $389,668.

Ron Oren resigned, as an officer and director, from the Company effective October 31, 2000. He returned the $250,000 consulting fee he had received as part of the transaction.

ITEM 2. Management's Discussion and Analysis of Financial

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

Overview.

In February 1999, we sold 30 retail hair salons to Regis Corporation ("Regis"). We also sold three retail stores and abandoned nine retail stores during fiscal 1999. As of June 30, 1999, we did not own any retail stores and we were strictly a franchising operation. In March 2000, we agreed to sell the hair salon franchise assets to Regis. This transaction effectively discontinued our hair salon activities.

We are currently seeking, investigating and ultimately acquiring an interest in a business with long- term growth potential. We currently have no commitment or arrangement to participate in a business and cannot now predict what type of business we may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of our management.

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

Results of Operations

Nine Months Ended March 31, 2001 vs. March  31, 2000

In the nine months ended March 31, 2000, there were no revenues from Company-owned salon operations and approximately $363,000 in franchising revenues. As of March 31, 2000, the Company decided to discontinue all hair salon activities and sold its franchising operations to Regis Corporation for a $2.8 million gain. The Company collected the final payment of $300,000, from Regis Corporation, in July 2000.

Investment income decreased due to securities losses of $191,075 from comparable 2000 third quarter.

During fiscal 2001, the Company incurred $389,668 in costs related to the Newtech transaction and related litigation.

In the nine month period ended March 31, 2000, general and administrative expenses were comparable to the same period ended March 31, 2001. However the first nine months of fiscal 2000 reflected $296,000 in compensation paid to former management and approximately $350,000 of these costs are reflected on discontinued operations and the nine months ended March 31, 2001 reflects $950,650 including approximately $100,000 of non-recurring corporate expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $539,092 at March 31, 2000, as compared to $1,752,047 at June 30, 2000. During the nine month period ended March 31, 2000 and 2001, the Company sold marketable securities, for approximately $845,000 and $976,000, respectively.

At March 31, 2001, commitments for capital expenditures and other investments did not exceed $20,000. The Company believes its cash resources and liquidity are adequate for at least the next twelve months.

In August 1999, the Company made a $1,385,000 loan with a one year maturity to a related party. The loan was renewed to October 31, 2001. In September 2000, the Company acquired 150,000 shares of common stock previously owned by a related party for $262,500.

In November we voluntarily delisted ourselves from the American Stock Exchange and our common stock is currently being quoted on the pink sheets. We have applied to have our stock quoted on the OTC Bulletin Board.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submissions of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
          (a) none
          (b) Current Reports on Form 8-K

          On January 3, 2001 we filed a report on Form 8-K relating to the settlement of an action we had commenced against Newtech Broadwidth Ltd et. al. The settlement agreement required the Defendants to return, and allowed us to cancel 7,425,000 shares of our common stock.

          On January 23, 2001 we filed a report on Form 8-K relating to our name change to XOLOGIC, INCORPORATED and the change of the symbol that our common stock will trade under to "XOLO".



                      XOLOGIC INCORPORATED AND SUBSIDIARIES
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            XOLOGIC INCORPORATED
                                                                    (Registrant)

                                                             /s/ Laura Ballegeer
                                                ________________________________
                                                                 Laura Ballegeer
                                            President, Chief Executive Officer &
                                                         Chief Financial Officer



DATE:    May  31, 2001